Form 10-K
period 2018-12-31
NOVELION THERAPEUTICS INC.
filed 2019-03-15
CIK 827809

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ◻   No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ◻    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ◻
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ◻
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ◻
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ◻    No   ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2018 was $47,871,556 based upon the closing price on the NASDAQ Select Global Market reported for such date.
The number of shares outstanding of the registrant's Common Stock as of March 11, 2019 was 19,017,310.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive Proxy Statement for its 2019 Annual Meeting of Shareholders no later than April 30, 2019. Portions of such definitive Proxy Statement are incorporated by reference into Part III of this Annual Report on Form 10-K (the “Annual Report”) in accordance with instruction G(3) to Form 10-K.

FORM 10-K

Background and Cautionary Note

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

All references in this Annual Report to “we,” “us,” “our,” the “Company,” “QLT” and “Novelion” refer to Novelion and its consolidated subsidiaries, including Aegerion and its subsidiaries, unless the context suggests otherwise. Aegerion is our operating subsidiary and substantially all of the Company’s assets and the majority of its operations reside at Aegerion and Aegerion is the source of the consolidated company’s revenues. As described elsewhere in this Annual Report, Aegerion has a substantial amount of debt, including under a secured term loan facility entered in November 2018, which matures on June 30, 2019, its 2% convertible notes due August 15, 2019, and also as the borrower under a secured intercompany term loan with Novelion as lender, which matures on July 1, 2019. In light of these arrangements and their provisions, which prohibit Aegerion from making certain payments, including payments in cash, to Novelion (including for out-of-pocket costs incurred, and services rendered, by or on behalf of Novelion, for the benefit of Aegerion), investors are cautioned that Aegerion’s interests may not always be aligned, and may, in certain circumstances conflict, with those of Novelion or its shareholders. Given the quantum and near-term maturity of Aegerion’s outstanding debt obligations, a bankruptcy reorganization will likely be required for Aegerion, and could be required for Novelion, in the near term, to implement transactions that are necessary to effect a comprehensive refinancing, wholesale recapitalization or other strategic alternative, if available, or in the event of the failure to complete such transactions.

Trademarks

Novelion®, Aegerion®, MYALEPT®, MYALEPTA®, JUXTAPID®, and LOJUXTA® are registered trademarks of Novelion or Aegerion. All other trademarks referenced in this Annual Report are the property of their respective owners.

PART I

The following discussion contains forward‑looking statements. Actual results may differ significantly from those expressed or implied in the forward‑looking statements. See “Cautionary Note Concerning Forward‑Looking Statements” in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report. Factors that might cause future results to differ materially from those expressed or implied in the forward‑looking statements include, but are not limited to, those discussed in “Item 1A-Risk Factors” and elsewhere in this Annual Report.

Item 1.	Business.

Overview

We are a biopharmaceutical company dedicated to developing new standards of care for individuals living with rare diseases. As described below, we, through our subsidiary Aegerion, develop and commercialize two rare disease products, metreleptin and lomitapide. During the year ended December 31, 2018, net revenues from metreleptin and lomitapide were $130.4 million, of which $83.4 million was derived from prescriptions for metreleptin and lomitapide written in the U.S., and $47.0 million was derived from prescriptions written for and royalties on sales of metreleptin and lomitapide outside the U.S.

As of December 31, 2018, we had approximately $45.2 million in cash and cash equivalents, of which $31.9 million was held and controlled by our subsidiary Aegerion. Aegerion has a significant level of indebtedness, consisting as of December 31, 2018 of (1) approximately $302.5 million principal amount of 2.0% convertible senior notes due August 15, 2019 (the “Convertible Notes”), (2) approximately $75.9 million in outstanding principal (including paid in kind fees and interest) under Aegerion’s secured term loans (the “Bridge Loans”), which had an initial stated maturity date of February 15, 2019, which maturity date was extended in January 2019 to June 30, 2019, and (3) approximately $37.1 million outstanding under Aegerion’s secured term loan owed to Novelion (the “Intercompany Loan”), which has a maturity date of July 1, 2019 (which Bridge Loans and Intercompany Loan amounts were subsequently reduced by repayments received from the proceeds of the Japan License Agreement described below).

In November 2018, at the time Aegerion entered into the bridge credit agreement (the “Bridge Credit Agreement”) for the Bridge Loans, we announced that Aegerion has engaged advisors (who advised on the Bridge Loans) to, among other things, undertake a comprehensive review of Aegerion’s capital structure, and that Novelion and Aegerion have engaged advisors, respectively, to independently explore and advise each respective company on all available financial and strategic options available to it, such as a restructuring of Aegerion’s Convertible Notes (including a restructuring that would likely involve a debt for equity swap, which would be highly dilutive to existing Novelion shareholders), a sale or merger of Novelion or Aegerion, or the sale or other disposition of certain businesses or assets (any of which, along with the failure to execute one or more transactions, is likely to cause Aegerion, and may cause Novelion, to seek the protections of applicable bankruptcy laws allowing for corporations to seek to restructure their debts and other affairs under a reorganization) (which collective review we refer to as our review of “strategic alternatives”). The costs of these and other advisors required when undertaking a review of, and pursuing any, strategic alternatives is expected to be significant. In addition, to resolve certain Department of Justice (“DOJ”) and Securities and Exchange Commission (“SEC”) investigations regarding Aegerion’s U.S. commercial activities and disclosures related to JUXTAPID, Aegerion is, among other obligations, required to pay approximately $40.1 million in civil penalties, restitution and settlement amounts (plus interest) over three years, of which $31.1 million remains outstanding. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and Note 16, Commitments and Contingencies, in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report for further information.

Our ability to continue as a going concern, and correspondingly to execute on our business plan and strategy, is dependent upon our ability to undertake a comprehensive recapitalization or restructuring of all or substantially all of Aegerion’s outstanding debt as it matures and/or undertake such other strategic alternative. As a result, our primary goal, along with the product-related business plans and objectives described in this Annual Report, is to successfully complete the review of strategic alternatives and consummate a transaction or series of transactions to achieve the objectives set forth in the immediately preceding sentence. Our ability to identify and complete such a strategic alternative is highly speculative.

In August 2018, we implemented a cost-reduction plan, which included a workforce reduction. The reduction in workforce impacted 35 employees, which accounted for approximately 22% of our global active employees across nearly all functions, and approximately 36% of our global workforce including headcount and positions that were eliminated. The workforce reduction was substantially completed in the third quarter of 2018. The cost-reduction initiatives include, among others, the suspension of clinical development activities for additional indications for metreleptin as well as efforts to reduce outsourced services and information technology infrastructure spending. As a result of the workforce reduction, we incurred restructuring charges of approximately $2.2 million, which were recorded in the third quarter of 2018, which will be fully paid by the end of the third quarter of 2019. The restructuring charges include consulting fees related to the restructuring event and termination benefits, principally comprised of severance payments.

As noted above, Aegerion has two commercial products:

•
Metreleptin, a recombinant analog of human leptin, is marketed in the U.S. under the brand name MYALEPT (metreleptin) for injection (“MYALEPT”). MYALEPT is approved in the U.S. as an adjunct to diet as replacement therapy to treat the complications of leptin deficiency in patients with congenital or acquired generalized lipodystrophy (“GL”). In July 2018, metreleptin, under the brand name MYALEPTA, was approved in the European Union (“EU”) as a treatment for the complications of leptin deficiency in patients with congenital or acquired GL in adults and children two years of age and above and familial or acquired Partial Lipodystrophy (“PL”) in adults and children 12 years of age and above. We have submitted market access dossiers in key EU countries and are entering into price negotiations for such countries following approval of the relevant Health Technology Assessment (the “HTA”). We are planning to pursue approval of PL in the U.S., which will require a clinical study. We are in the process of assessing feedback received from FDA on the study design and Phase 3 clinical study protocol. We also plan to file for regulatory approvals for metreleptin in GL and PL in other key markets, including Brazil, in 2019, using the data package submitted to the EU. We offer metreleptin through expanded access programs in countries where permitted by applicable regulatory authorities and under applicable laws, and generate revenues in certain markets, including Brazil where named patient sales are permitted based on the approval of metreleptin in the U.S. or the EU. We have suspended plans to explore new opportunities for metreleptin as a potential treatment for certain other low-leptin mediated metabolic diseases, including hypoleptinemic metabolic disorder (“HMD”). Our ability to resume these plans is entirely dependent on our ability to restructure Aegerion’s debt and raise sufficient capital to fund such opportunities (which, as noted above, is highly speculative), along with a subsequent review of such opportunities in the context of our product portfolio and capital position.

•
Lomitapide, which is marketed in the U.S. under the brand name JUXTAPID (lomitapide) capsules (“JUXTAPID”), is approved in the U.S. as an adjunct to a low-fat diet and other lipid-lowering treatments, including low-density lipoprotein (“LDL”) apheresis where available, to reduce low-density lipoprotein cholesterol (“LDL-C”), total cholesterol (“TC”), apolipoprotein B (“apo B”) and non-high-density lipoprotein cholesterol (“non-HDL-C”) in adult patients with homozygous familial hypercholesterolemia (“HoFH”). Lomitapide is approved in the EU, under the brand name LOJUXTA (lomitapide) hard capsules (“LOJUXTA”) for the treatment of adult patients with HoFH. Aegerion receives sales milestones and royalties on net sales of LOJUXTA in the EU and certain other jurisdictions from Amryt Pharma plc (“Amryt”), to whom Aegerion out-licensed the rights to commercialize LOJUXTA in Europe and certain countries in the Middle East contiguous to Europe in December 2016, and to whom Aegerion, in an amendment to the licensing arrangements in July 2018, transferred the Europe MA for LOJUXTA and expanded Amryt’s territory to include non-EU Balkan states and Russia and the Commonwealth of Independent States. Lomitapide, under the brand name JUXTAPID, is also approved in Japan, Argentina, Canada, Colombia, and a limited number of other countries. In December 2016, Aegerion launched JUXTAPID as a treatment for HoFH in Japan and on February 5, 2019, Aegerion entered into a license agreement with Recordati Rare Diseases Inc. (“Recordati”) for the commercialization of JUXTAPID in Japan. The agreement includes exclusive rights in Japan for Recordati to commercialize JUXTAPID for HoFH and Aegerion granted Recordati an exclusive right of first negotiation for product commercialization in Japan of any potential new indications that may be developed by Aegerion, in exchange for an upfront payment, various milestones and royalties on net sales of JUXTAPID in Japan. Lomitapide is also sold, on a named patient sales basis, in Brazil and in a limited number of other countries outside the U.S. where such sales are permitted before regulatory approval in such country as a result of the approval of lomitapide in the U.S. or the EU. We have filed for marketing authorization in Brazil for JUXTAPID for HoFH in August 2018 and we anticipate approval in 2019.

We also had one product candidate, zuretinol acetate (“zuretinol”), an oral synthetic retinoid in development for the treatment of certain indications of inherited retinal disease. Following a comprehensive effort to out-license or sell zuretinol, in February 2019, we returned our rights to zuretinol to Retinagenix, LLC, the party from whom we licensed development rights.

In the near-term, we expect that the substantial majority of our revenues will continue to be derived from sales of MYALEPT and JUXTAPID in the U.S and MYALEPTA in key markets in the EU, subject to receipt of pricing and reimbursement approvals in such markets at levels that are acceptable to us. We also expect to generate revenues from (i) sales of both products in those countries outside the U.S. in which we have received or expect to receive marketing approval, are able to obtain pricing and reimbursement approval at acceptable levels, and elect to commercialize the products, (ii) sales of both products in a limited number of other countries where they are, or may in the future be, available on a named patient sales basis as a result of approvals in the U.S. or EU, and (iii) royalties on sales of our products by our licensees and potential milestone payments. We expect that in the near-term, our largest sources of revenues after the U.S., on a country-by-country basis, will be, revenue from royalties and from sales of JUXTAPID in Japan and sales of MYALEPTA in Germany. As a result of the license agreement with Recordati, as described above, we have received and expect to receive licensing revenues, in the form of the $25.0 million upfront payment and a potential $5.0 million milestone payment related to the transfer of the JUXTAPID Japan marketing authorization, in 2019. We have had, and expect to continue to have, named patient sales of metreleptin in Brazil, Colombia, Argentina, Turkey and a select number of other key markets. We expect net revenues from named patient sales to fluctuate significantly quarter-over-quarter given that named patient sales are derived from unsolicited requests from prescribers. In some countries, including Brazil, orders for named patient sales are for multiple months of therapy, which can lead to fluctuation in sales depending on the ordering pattern.

We expect that our near-term efforts will be focused on the following:

•
restructuring or refinancing all or substantially all of Aegerion’s outstanding debt (including a restructuring that would likely involve a debt for equity swap, which would be highly dilutive to existing Novelion shareholders) or other available and viable strategic alternatives;

•	managing our costs and expenses to better align with our revenues and cash position, while supporting approved products in a compliant manner;

•
building and maintaining market acceptance in the U.S. for MYALEPT for the treatment of complications of leptin deficiency in GL patients, and continuing to sell JUXTAPID as a last-line treatment for adult HoFH patients despite the availability of PCSK9 inhibitor products, which have had a significant adverse impact on sales of JUXTAPID;

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

•
gaining regulatory, pricing and reimbursement approvals to market our products in countries in which the products are not currently approved and/or reimbursed or for new indications, including gaining pricing and reimbursement approvals for MYALEPTA in key markets in the EU, seeking regulatory and pricing and reimbursement approval of metreleptin in Brazil and other key markets as a treatment for complications of leptin deficiency in GL and PL patients and seeking regulatory and pricing and reimbursement approval of lomitapide in Brazil for adult HoFH patients;

•
launching, in the case of Germany, MYALEPTA in Germany and in other key markets in the EU as a treatment for complications of leptin deficiency in GL and PL patients, in the event we obtain pricing and reimbursement approvals at acceptable levels for MYALEPTA in such markets;

•	completing the protocol and initiating a clinical trial of metreleptin for PL, with the goal of obtaining approval of PL in the U.S.;

•
gaining market acceptance in the other countries where we are commercializing lomitapide or where may in the future receive approval to commercialize lomitapide despite the availability of PCSK9 inhibitor products in many of these countries;

•	supporting named-patient sales of metreleptin and lomitapide in Brazil, Turkey and other key countries where such sales are permitted;

•
minimizing the number of patients who are eligible to receive but decide not to commence treatment with our products, or who discontinue treatment, by supporting activities such as patient support programs, in those countries where the products are approved and to the extent permitted in a particular country;

•
Aegerion complying with the various agreements and judgments (including the criminal probation) entered into with the DOJ and SEC in September 2017 (the “Settlement”), and subsequently, and Aegerion's criminal sentencing in January 2018, including the payment of approximately $31.1 million remaining in civil penalties, restitution and settlement amounts (plus interest) through the first quarter of 2021 and satisfying its obligations under a civil settlement agreement with the DOJ, separate civil settlement agreements with multiple U.S. states, a final judgment entered in connection with a complaint filed by the SEC, a deferred prosecution agreement with the DOJ (the “DPA”), which is scheduled to end in September 2020, a five-year corporate integrity agreement with the Office of Inspector General of the Department of Health and Human Services (the “DHHS”), which is scheduled to end in September 2022, and a pending civil consent decree with the FDA and the DOJ relating to the JUXTAPID Risk Evaluation and Mitigation Strategy (“REMS”) program, and managing other ongoing government investigations and related matters pertaining to its products;

•
defending any legal challenges, including derivative claims, claims for any breach of contract, claims related directly or indirectly to the Settlement, challenges to our loan amounts, or any challenges to the patents or our claims of exclusivity for our products in the U.S., including against potential generic submissions with the FDA with respect to lomitapide, and expanding the intellectual property portfolio for our products; and

•	continuing to reinforce a culture of compliance, ethics and integrity throughout Novelion, Aegerion and their subsidiaries.

Investigations and Legal Proceedings

As noted above, Aegerion has been the subject of certain investigations and other legal proceedings (some of which remain ongoing), including investigations of Aegerion’s marketing and sales activities of JUXTAPID by the DOJ and the SEC, and an investigation by federal prosecutors in Brazil to determine whether there have been violations of Brazilian laws related to the sales of JUXTAPID. Aegerion entered the Settlement with the DOJ and the SEC in September 2017 that required Aegerion, in addition to paying certain penalties and Settlement amounts, to plead guilty to two misdemeanor misbranding violations of the Food, Drug and Cosmetics Act and to enter into a three-year DPA with regard to a charge that it engaged in a conspiracy to violate the Health Insurance Portability and Accountability Act (“HIPAA”), and to enter into a Consent Decree with the FDA regarding the JUXTAPID REMS Program. Aegerion was sentenced by the U.S. District Court on January 30, 2018 after the judge accepted Aegerion’s guilty criminal plea. Under the terms of the Settlement, including the sentence, Aegerion was required to pay approximately $40.1 million in aggregate penalties, plus interest, over three years, including $7.2 million of restitution, a civil penalty of $4.1 million to be paid to the SEC pursuant to an SEC Judgment, and $28.8 million (including $2.7 million designated for certain states), to be paid pursuant to the Civil Settlement Agreement, which has been and continues to be a significant financial burden given Aegerion’s financial condition, and also is required to comply with a series of ongoing compliance obligations. Aegerion has made the required Settlement payments on the respective payment due dates. As of December 31, 2018, the total outstanding Settlement payment due was $31.1 million. The FDA Consent Decree remains subject to approval by a U.S. District Court Judge. See Note 16, Commitments and Contingencies, in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report for further information regarding these investigations and legal proceedings.

Recent Corporate and Securities Transactions

Shareholder Term Loan Agreement

On March 15, 2018, Aegerion entered into a loan and security agreement with affiliates of Broadfin Capital, LLC and Sarissa Capital Management LP (the “Shareholder Term Loan Agreement”), pursuant to which the lenders made a single-draw term loan to Aegerion in an aggregate amount of $20.0 million (the “Shareholder Term Loans”), secured by substantially all of Aegerion’s assets, including a pledge of 65% of its first-tier foreign subsidiaries’ equity interests and substantially all of the intellectual property and related rights in respect of MYALEPT and JUXTAPID, subject to certain exceptions. The Shareholder Term Loans were repaid in full in November 2018 in connection with entry into the Bridge Loans (as discussed below).

In connection with the Shareholder Term Loan Agreement, the lenders of the Shareholder Term Loans were issued warrants (“Shareholder Term Loan Warrants”) to purchase approximately 1.8 million Novelion common shares. The Shareholder Term Loan Warrants have an exercise price equal to $4.40 per share, representing the volume weighted average price of Novelion common shares for the 20 trading days ended March 14, 2018, and have a term of four years. Also in connection with the entry into the Shareholder Term Loan Agreement, Aegerion and Novelion entered into an amended and restated senior secured term loan agreement (the “Amended and Restated Intercompany Loan Agreement”), which amends and restates the secured loan facility between Aegerion and Novelion that was first entered into in connection with the Intercompany Loan at the time of the Merger.

At the time of repayment in November 2018, the outstanding principal of the Shareholder Term Loans was approximately $21.2 million, including paid in kind interest that had been added to the principal of the Shareholder Term Loans.

Bridge Loans

On November 8, 2018 (the “Closing Date”), Aegerion entered into a bridge credit agreement (the “Bridge Credit Agreement”) with certain funds managed by Highbridge Capital Management, LLC and Athyrium Capital Management, LP, as lenders (the “Bridge Lenders”), and Cantor Fitzgerald Securities, as agent (the “Bridge Agent”), under which Aegerion borrowed from the Bridge Lenders new secured first lien term loans in cash in an original aggregate principal amount of $50.0 million (“New Money Loans”) and $22.5 million of new secured term loans that were funded, on behalf of Aegerion, to repurchase and retire an equal amount of Convertible Notes, at par, held by certain funds managed by the Bridge Lenders (the “Roll Up Loans”). The Roll Up Loans and the New Money Loans comprise the Bridge Loans referenced above.

The Bridge Loans mature on the earliest to occur of (i) certain restructuring or bankruptcy events, (ii) February 15, 2019, unless extended pursuant to the terms and conditions of the Bridge Credit Agreement, in which case, June 30, 2019, and (iii) the acceleration after occurrence of an event of default. In January 2019, the maturity date of the Bridge Loans was extended to June 30, 2019, upon the exercise of Aegerion’s option and the satisfaction by Aegerion of the conditions stated in the Bridge Credit Agreement.

The New Money Loans accrue interest at the rate of 11.00% per annum and the Roll Up Loans accrue interest at the rate of 2.00% per annum. Following an event of default and so long as an event of default is continuing, the interest rate on each of the New Money Loans and the Roll Up Loans would increase by 2.00% per annum. Interest on the New Money Loans and the Roll Up Loans accrue and compound quarterly in arrears and will not be payable in cash until the maturity date or any earlier time that the Bridge Loans become due and payable under the Bridge Credit Agreement. Aegerion paid a commitment fee equal to 2.00% of the New Money Loans provided on the Closing Date. The commitment fee was paid in kind by adding it to the outstanding principal amount of the New Money Loans and once paid will not be refundable for any reason. The New Money Loan may be prepaid, in whole or in part, by Aegerion at any time subject to payment of an exit fee (including at maturity) equal to 3.00% of the commitments with respect to New Money Loans provided by the Bridge Lenders on the Closing Date. The Roll Up Loans may be prepaid, in whole or in part, by Aegerion without premium or penalty, but only to the extent all New Money Loans have been paid in full and such prepayment of the Roll Up Loans is otherwise permitted by the Bridge Intercreditor Agreement (as defined below).

Aegerion’s obligations under the Bridge Credit Agreement are guaranteed by each domestic subsidiary of Aegerion other than Aegerion Securities Corporation, a Massachusetts corporation (the “Guarantors”), and secured by a lien on substantially all of the assets of Aegerion and the Guarantors, including a pledge of 65% of Aegerion’s and the Guarantors’ first-tier foreign subsidiaries’ equity interests and substantially all of the intellectual property and related rights in respect of MYALEPT and JUXTAPID, subject to certain contractual limitations (if any) and other exclusions set forth in the Bridge Credit Agreement and related documentation. The liens on the assets of Aegerion and the Guarantors granted to secure Aegerion’s obligations to the Bridge Lenders with respect to New Money Loans are senior to the liens granted to secure Aegerion’s obligations to Novelion with respect to the Intercompany Loan. The liens on the assets of Aegerion and the Guarantors granted to secure Aegerion’s obligations to the Bridge Lenders with respect to Roll Up Loans are junior to the liens granted to secure Aegerion’s obligations to Novelion with respect to the Intercompany Loan. Upon consummation of certain restructuring transactions consented to by the Bridge Lenders in their discretion, the liens securing the Roll Up Loans will be terminated and released, and the Roll Up Loans will be treated as unsecured obligations of Aegerion, pari passu with the other obligations of Aegerion with respect to the Convertible Notes.

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

On the Closing Date, in addition to the repurchase and cancellation of certain Convertible Notes with the proceeds of the Roll Up Loans, Aegerion used proceeds of the New Money Loans to repay, at par, (a) the amounts outstanding under the Shareholder Term Loan Agreement, in an aggregate principal amount of approximately $21.2 million, and (b) principal of the Intercompany Loan in an amount of $3.5 million, which repayment on the Intercompany Loan was attributable to and reduced the Non-Contested Intercompany Amount (defined below) from $25.0 million to $21.5 million.

In connection with, and as a condition to, Aegerion’s entering into the Bridge Credit Agreement, Novelion, as lender under the existing Amended and Restated Intercompany Loan Agreement consented to Aegerion’s incurrence of the Bridge Loans and the repayment of the Shareholder Term Loans, and amended the Amended and Restated Intercompany Loan Agreement (the “Consent and Amendment”). Novelion also agreed to subordinate the Intercompany Loan to the New Money Loans pursuant to a subordination agreement with the Bridge Lenders and Bridge Agent (the “Bridge Intercreditor Agreement”). Under the terms of the Bridge Intercreditor Agreement, the New Money Loans and the liens securing the New Money Loans are senior to the liens securing the Intercompany Loan. The Intercompany Loan is not subordinated to the Roll Up Loans and the Bridge Lenders have agreed not to challenge a portion of the loan (the “Non-Contested Intercompany Amount”), which is $19.4 million of the Intercompany Loan amount currently outstanding as of the filing date of this Annual Report (which takes into account principal amounts repaid from the proceeds of the Japan License Agreement and the New Money Loans). Under the terms of the Bridge Intercreditor Agreement, the liens securing the Roll Up Loans rank junior to the liens securing the Intercompany Loan. Given that the Intercompany Loan is an intercompany loan, it has been eliminated in the consolidated financial statements.

Under the terms of the Bridge Credit Agreement and the Bridge Intercreditor Agreement, Aegerion is prohibited from making, and Novelion is prohibited from accepting, certain payments, including payments in cash to Novelion, including for out-of-pocket costs incurred by Novelion, and services rendered by or on behalf of Novelion, for the benefit of Aegerion, unless such payments are approved by the lenders under the Bridge Credit Agreement (and the intercompany services agreements providing for such services cannot be amended without the prior approval of the lenders under the Bridge Credit Agreement). In addition, Aegerion has certain budgetary restrictions, and expenditures not included in an agreed-upon budget will generally require the approval of the Bridge Lenders, and if costs and revenues vary from the budget outside of certain permitted variances, it will be an event of default under the Bridge Loans and the Intercompany Loans. In connection with the Amended and Restated Intercompany Loan Agreement and the Bridge Credit Agreement, Aegerion was required to enter into separate deposit account control agreements with each of the lenders in order to perfect each lender’s security interest in the cash collateral in Aegerion’s operating account. In the event of a default under either loan agreement, subject to the terms of the Bridge Intercreditor Agreement, the respective lender would have the right to take control of the operating account and restrict Aegerion’s access to the operating account and the funds therein.

In consideration for its consent to the Bridge Credit Agreement, Novelion received a consent fee of $0.2 million, representing 0.50% of the remaining outstanding principal balance of the Intercompany Loan, paid in kind and added to the outstanding principal amount of the Intercompany Loan.

Under the terms of the Consent and Amendment, the Amended and Restated Intercompany Loan Agreement was amended to, among other things, (i) increase the interest rate on the Intercompany Loan from 8.00% per annum to 8.50% per annum, effective as of January 1, 2019, (ii) to add Aegerion’s wholly-owned subsidiary, Aegerion Holdings, Inc. as a guarantor, (iii) require a mandatory prepayment from the proceeds of certain licensing transactions (as described above), (iv) permit the Bridge Loans to be senior to the Intercompany Loan, (v) require the liens securing the Roll Up Loans be subordinated to the liens securing the Intercompany Loan, (vi) modify reporting requirements and other covenants to align with the limitations of the Bridge Credit

Agreement, and (vii) cross-default with any event of default under the Bridge Loans or the Convertible Notes. Interest on the Intercompany Loan accrues and compounds quarterly in arrears and is not be payable in cash until the stated maturity date or any earlier time that the Intercompany Loan becomes due and payable pursuant to the terms thereof. The stated maturity date of the Intercompany Loan is July 1, 2019.

Japan License

On February 5, 2019 (the “Japan Effective Date”), Aegerion entered into the license agreement (the “Japan License Agreement”) with Recordati for the commercialization of JUXTAPID in Japan. Under the terms of the Japan License Agreement, and subject to the conditions set forth therein, Aegerion granted to Recordati an exclusive license in Japan for the current marketed indication for HoFH. During the term of the Japan License Agreement, Recordati also has an exclusive right of first negotiation to any new indications for JUXTAPID in Japan that may be developed by Aegerion and the right to grant sub-licenses and to manufacture and commercialize JUXTAPID, under specific circumstances.

Pursuant to the terms of the Japan License Agreement, Recordati is required to make the following payments to the Company: (i) $25.0 million as a one-time upfront payment on the Effective Date (which has been received), (ii) $5.0 million as a one-time payment within 45 days following the date on which the Japan Marketing Authorization for JUXTAPID is successfully transferred to Recordati (the “Completion Date”), (iii) quarterly royalty payments, during the term of the Japan License Agreement, equal to 22.5% of all net sales of JUXTAPID in Japan, and (iv) 20.0% of all other sublicense revenues received by Recordati or any of its affiliates.

In addition, pursuant to the terms of the Japan License Agreement, Aegerion may receive from Recordati commercial milestone payments (up to a total of $80.0 million) for net sales in Japan, conditioned and based upon the achievement of certain net sales levels in Japan, the first $12.5 million installment of which becomes payable at the end of the first quarter in which cumulative net sales in Japan reach $70.0 million, and which are payable in increments thereafter at the end of each quarter in which cumulative net sales in Japan increase by $70.0 million (in increments of $12.5 million until cumulative net sales reach $280.0 million and then in increments of $5.0 million until cumulative net sales reach $700.0 million).

Pursuant to the terms of the Bridge Credit Agreement and after taking into account amounts payable to The Trustees of the University of Pennsylvania (“UPenn”) (as described below), Aegerion retained $15.0 million of the upfront payment, of which $12.0 million is to be used in accordance with a proceeds reinvestment budget (which primarily relates to the development activities related to MYALEPT as a potential treatment for PL in the U.S.), and the balance is to be used in accordance with a general budget of Aegerion, in each case, subject to certain restrictions. The remaining net cash proceeds (including the $5.0 million marketing authorization transfer fee and royalty payments, less amounts owed to UPenn) were or will be paid to Novelion to repay a portion of the outstanding Intercompany Loan comprising the Non-Contested Intercompany Amount and to the Bridge Lenders to repay a portion of the outstanding Bridge Loans, on a 42% and 58% basis, respectively. Further, under Aegerion’s license agreement with UPenn, UPenn is entitled to receive 15% of the $25.0 million upfront payment (which is payable to UPenn in May 2019), 15% of the marketing authorization transfer milestone and any subsequent sales milestone payments received from Recordati and 25% of royalty payments received by Aegerion from Recordati under the Japan License Agreement.

Aegerion and Recordati have made customary representations and warranties and have agreed to certain other customary covenants, including confidentiality, limitation of liability and indemnity provisions.

Aegerion and Recordati have also entered into a customary supply agreement under which Aegerion will supply JUXTAPID to Recordati (or its affiliate) at cost plus an agreed upon markup for an initial term of two years with automatic renewal for successive two year terms, and a customary transitional services agreement under which Aegerion will continue to perform certain commercialization and administrative services on Recordati’s behalf until the Completion Date (during which time, in lieu of paying royalties and cost-plus supply and transitional services during this period, Aegerion will retain 40% of the net sales of JUXTAPID in Japan and remit the remaining 60% of net sales to Recordati) and certain other customary transitional services (if so requested by Recordati) at mutually agreed hourly rates for a term not to exceed six months from the Completion Date.

The initial term of the Japan License Agreement continues until the latest of: (i) expiration of the last valid claim of the licensed patents covering JUXTAPID in Japan, (ii) expiration of data or regulatory exclusivity in relation to JUXTAPID in Japan, or (c) ten years from the Completion Date. Thereafter the term of the Japan License Agreement will automatically renew for a single five-year term, and then thereafter for successive five-year terms unless either party provides written notice at least 18 months prior to the end of the then current renewal term. Either party may terminate the Japan License Agreement for cause if the other party materially breaches or defaults in the performance of its obligations, and, if curable, such material breach remains uncured for 90 days (15 days for non-payment).

Marketed Products

As noted above, metreleptin and lomitapide are products that have been and continue to be developed and commercialized by our subsidiary Aegerion. All references to “we”, “us”, “our” and the like in this Annual Report in relation to metreleptin and lomitapide are references to the activities and plans of Aegerion or subsidiaries of Aegerion.

Metreleptin

Metreleptin, a recombinant analog of human leptin, is marketed in the U.S. under the brand name MYALEPT. MYALEPT is approved in the U.S. as an adjunct to diet as replacement therapy to treat the complications of leptin deficiency in patients with congenital or acquired GL. In July 2018, we received approval for our MA from the EC for metreleptin in the EU, under the brand name MYALEPTA, as replacement therapy to treat complications of leptin deficiency in patients with congenital or acquired GL in adults and children two years of age and above and familial or acquired PL in adults and children 12 years of age and above. In November 2018, we launched MYALEPTA in Germany. We have submitted market access dossiers in key EU countries, including Germany, and are planning to enter into price negotiations for such countries subject to the satisfactory results of proceedings with the relevant HTA body in each such key EU country. See “Commercialization and Patient Support” of this Annual Report for more information on plans for MYALEPTA pricing and reimbursement. We plan to file for regulatory approvals for metreleptin in GL and PL in other key markets, including Brazil in 2019, using the data package submitted to the EU. We are also planning to pursue approval of PL in the U.S., which will require us to conduct a clinical study. We are in the process of assessing feedback received from FDA on the study design and Phase 3 clinical study protocol.

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

Due to the lack of fat cells in individuals with lipodystrophy, energy can no longer be stored as fat in adipose tissues (fat cells) and fat accumulates in the muscles and organs such as the heart, liver, and pancreas causing lipotoxicity and end-organ damage. In addition, deposition of fat in these unusual locations leads to extreme insulin resistance and its associated complications, such as diabetes mellitus, hypertriglyceridemia, hepatic steatosis, polycystic ovary syndrome, and high blood pressure. These severe metabolic abnormalities are typically resistant to conventional therapies. As a result of the deficiency of leptin associated with lipodystrophy, patients experience significant fatigue as well as unregulated appetite. The voracious appetite itself significantly aggravates the metabolic abnormalities and further reduces the ability to successfully treat these metabolic abnormalities with conventional therapies.

Generalized Lipodystrophy

GL is characterized by a near complete lack of adipose tissue and, consequently, leads to early and significant morbidity and mortality. Differentiation of GL (versus PL) is made based on the anatomical distribution of fat loss, which is widespread in GL patients, as well as the younger age and greater rapidity of onset and severity of the metabolic abnormalities. The severe metabolic abnormalities associated with GL may result in premature diabetic nephropathy, retinopathy, cardiomyopathy, recurrent attacks of acute pancreatitis, hepatomegaly, and organ failure. These complications themselves increase morbidity and mortality due to their known long-term impacts.

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

Status in the U.S.

The FDA approved MYALEPT in February 2014, as an adjunct to diet as replacement therapy to treat the complications of leptin deficiency in patients with congenital or acquired GL. The U.S. prescribing information for MYALEPT specifies that the safety and effectiveness of MYALEPT for the treatment of complications of PL or for the treatment of liver disease, including nonalcoholic steatohepatitis (“NASH”), have not been established. MYALEPT is not indicated for use in patients with HIV-related lipodystrophy or in patients with metabolic disease without concurrent evidence of congenital or acquired GL. The FDA has granted seven years of orphan drug exclusivity for MYALEPT in the U.S. in the treatment of metabolic disorders secondary to lipodystrophy.

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

In May 2017, we received feedback from the FDA that a prospective placebo-controlled study will be required to support a marketing application in the U.S. for the use of metreleptin in the PL indication. A meeting held with the FDA in January 2019 provided further feedback on design of the placebo-controlled study previously discussed in May 2017. We are in the process of assessing feedback received at the meeting on the study design and integrating into the Phase 3 protocol, as appropriate.

Status outside the U.S.

In July 2018, we received approval for our MA to the EMA for metreleptin, under the brand name MYALEPTA, as replacement therapy to treat complications of leptin deficiency in patients with GL and PL. In November 2018, we launched MYALEPTA in Germany and we are in the process of applying for reimbursement in key EU countries.

The SmPC approved by the EC for MYALEPTA states that the product is indicated for patients with confirmed congenital or acquired GL in adults and children ages 2 and older and for patients with confirmed familial or acquired PL in adults and children ages 12 and older and for whom standard treatments have failed to achieve adequate metabolic control. As with the USPI, the SmPC notes that the consequences of neutralizing antibodies with respect to loss of efficacy or serious or severe infections is not well characterized but could reduce how well the leptin found naturally in the body works or how well MYALEPTA works.

Because of these risks and others, in the EU we have adopted risk management plans to help educate physicians on the safety information for MYALEPTA and appropriate precautions to be followed by healthcare professionals and patients.

Metreleptin was granted orphan designation by the EC for the treatment of Barraquer-Simons syndrome (“acquired PL”), Berardinelli-Seip syndrome (“congenital GL”), Lawrence syndrome (“acquired GL”) and familial PL.

When Aegerion acquired metreleptin from AstraZeneca in January 2015, a number of patients were receiving metreleptin therapy free of charge in certain countries outside the U.S. that allow use of a drug, under a compassionate use or other type of expanded access program, before marketing approval has been obtained in such country. Where permitted in accordance with applicable requirements, we have continued to make metreleptin available free of charge under such program, which has resulted in significant costs to us, given that we have more than 100 patients participating in this program; however, many of these patients are GL and PL patients who will be eligible for paid commercial therapy if we obtain pricing and reimbursement approvals in the EU for metreleptin. In 2016, we began generating revenues from named patient sales of metreleptin in certain EU markets where such sales of metreleptin are possible and to the extent permitted by applicable law and local regulatory authorities. In particular, in 2018 we converted GL and PL patients from the expanded access program in France to a paid program of Autorisation Temporaire d’Utilisation (“ATU”). Metreleptin has also been approved for reimbursement by the Turkish Social Security Association, and we are providing metreleptin on a named patient basis for GL patients, and patients with congenital leptin deficiency, subject to individual assessment in response to unsolicited requests from clinicians.

Outside of the U.S. and the EU, we have named patient sales of metreleptin in Brazil, Argentina, Colombia, and certain other markets. We expect net product sales from named patient sales of metreleptin to fluctuate significantly quarter-over-quarter given that orders for named patient sales are typically for multiple months of therapy which can lead to fluctuation depending on the ordering pattern, government actions, including the ongoing investigation in Brazil, economic pressures and political unrest. We plan to file for regulatory approvals for metreleptin in GL and PL in certain key markets outside the U.S. and EU, including Brazil in 2019, using the data package submitted to the EMA, which lead to the recent approval of metreleptin in the EU.

Metreleptin is also approved in Japan as a treatment for lipodystrophy. Pursuant to an existing distribution agreement assigned to Aegerion as part of its purchase of metreleptin rights, Shionogi & Co., Ltd. (“Shionogi”) has rights to market metreleptin in Japan, South Korea and Taiwan.

Phase 3 Clinical Study

The safety and efficacy of metreleptin for the treatment of metabolic disorders associated with lipodystrophy syndromes in pediatric and adult patients were evaluated in a long-term, open-label, single-arm study conducted at the National Institutes of Health (the “NIH”). The objective of the NIH trial was to evaluate the efficacy of metreleptin for improving metabolic disorders associated with acquired or inherited lipodystrophy. This investigator-sponsored study was initiated in August 2000.

A total of 107 patients (>= 6 months of age) with a clinical diagnosis of GL or PL, low baseline leptin levels (men < 8 ng/mL, women < 12 ng/mL), and at least one metabolic abnormality (diabetes mellitus, hypertriglyceridemia > 200 mg/dL, fasting insulin levels > 30µU/mL) were enrolled in the NIH study. A total of 66 of the 107 patients had GL and 41 had PL, including 31 patients who were included in the PL subgroup of the studied patients, and who constitute the “PL subset” described in our most recent MA submission to the EMA, i.e. those PL patients who have similar metabolic disturbances as patients with GL and who were defined as patients with baseline Hemoglobin A1c (“HbA1c”) ≥6.5% and/or triglycerides ≥5.65 mmol/L. Among the 66 patients with GL, 45 (68%) had congenital GL and 21 (32%) had acquired GL. Most patients in the PL subgroup had familial PL (27 patients, 87%); four patients (13%) had acquired PL.

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

As reflected in the U.S. and EU label, the most common adverse drug reactions (“ADRs”) occurring in GL patients were weight decrease (reported by fifteen patients; 22.7%) and hypoglycemia (reported by eight patients; 12.1%), followed by decreased appetite, fatigue and neutralizing antibodies (each reported by four patients; 6.1%). The most common ADRs occurring in PL subgroup patients were hypoglycemia and fatigue (each reported by three patients; 9.7%), followed by alopecia (reported by two patients; 6.5%). Over the 14-year study duration, treatment-emergent deaths were reported in 4 (4%) of the 107 patients; treatment-emergent adverse events leading to death were consistent with the underlying morbidity of lipodystrophy and included renal failure, cardiac arrest (with pancreatitis and septic shock), progressive end-stage liver disease (chronic hepatic failure), and hypoxic-ischemic encephalopathy. None of the deaths was assessed as drug-related.

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

In addition, three post-marketing commitments are expected to expand the understanding of the immunogenicity of metreleptin are either complete or on track. These commitments consist of:

•
the development, validation, and implementation of a ligand binding assay to supplement the neutralizing bioassay that tests for the presence of neutralizing antibodies in serum samples from patients with GL, which we have completed;

•
testing all banked clinical samples from the GL clinical program for the presence of neutralizing antibodies against leptin using the ligand binding assay and to correlate neutralizing antibodies with clinical events, which we have completed; and

•	a prospective study to assess the immunogenicity of metreleptin in patients receiving metreleptin, which has been initiated.

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

In connection with specific obligations to complete post-marketing measures following approval of the MA under exceptional circumstances, we will conduct the following studies:

•
a non-interventional, prospective, observational study (product exposure registry) of GL and PL patients initiating treatment with metreleptin. This study will be open to all patients treated with metreleptin and will continue to the life-span of the product;

•	a post-approval efficacy study (“PAES”) in PL patients; and

•
an integrated analysis of immunogenicity that includes testing, using validated assays, on samples from historical studies, as well as the registry, the PIP and the post-approval efficacy study in PL patients.

We have also committed to the EMA, as part of our pediatric investigation plan (“PIP”), to conduct a study in GL patients under six years old to further evaluate the pharmacokinetics, activity and safety of metreleptin in this pediatric sub-population as well as an in vitro study to assess the binding of metreleptin to proteins in serum, and a non-clinical tissue distribution study.

We have suspended plans to explore new opportunities for metreleptin as a potential treatment for certain other low-leptin mediated metabolic diseases, including HMD. Our ability to resume these plans is entirely dependent on our ability to restructure Aegerion’s debt and raise sufficient capital to fund such opportunities (which, as noted above, is highly speculative), along with a subsequent review of such opportunities in the context of our product portfolio and capital position.

Estimated Prevalence of GL and PL

Estimates of the prevalence of GL and PL in the U.S. are just under one patient per million for GL and approximately three patients per million for PL. We believe that the estimated prevalence rate of GL and PL in countries outside the U.S. is similar.  Estimated prevalence rates can, and often do, change as new information becomes available. The actual prevalence of GL and PL may be significantly lower than we expect. We expect the addressable market for metreleptin in GL to approximate the estimated prevalence of GL. The addressable market for metreleptin for PL is expected to be less than its estimated prevalence due to the nature of the PL patient data from the metreleptin pivotal study, as described above, and further may display variability by region or country due to the approved label or the terms of the pricing and reimbursement approvals for metreleptin, in markets where metreleptin is approved for PL.

Lomitapide

Lomitapide, a small molecule microsomal triglyceride transfer protein (“MTP”) inhibitor, or MTP-I. It is currently approved by us or our licensees or distributors in a number of countries, including the U.S., Japan, Israel, Canada, Colombia and Argentina, under the brand name JUXTAPID, and in the EU under the brand name LOJUXTA, as an adjunct to a low-fat diet and other lipid lowering treatments, to reduce LDL-C in adult patients with HoFH.

HoFH

HoFH is a serious, rare genetic disease that impairs the function of the receptor responsible for removing LDL-C (bad cholesterol) from the blood. An impairment of low density lipoprotein receptor (“LDL-R”) function results in significant elevation of blood cholesterol levels.

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

•	evidence of premature cardiovascular disease (often in the second and third decade of life); and

•	a positive history of high cholesterol and/or premature cardiovascular disease, consistent with having familial hypercholesterolemia (“FH”) on both sides of the family.

HoFH is a rare form of FH and not all patients with the above characteristics will be HoFH patients. Genetic testing may be performed to make a diagnosis of HoFH, but is not routinely used in the U.S. because it has not been widely available, and because genetic testing can fail to detect certain defects given the large number of possible mutations and the number of genes that could be involved, as described above. HoFH patients may have the same defect on both copies of the same gene or may have different defects, one inherited from each parent, on the same gene or defects inherited from each parent on two different genes each affecting the function of the LDL-R. A 2013 article in the European Heart Journal (“EHJ”), as well as a 2015 article from the American Heart Association (“AHA”), estimate that current genetic tests may fail to positively detect 10% to 40% of patients with FH. As a result, most physicians in the U.S. and in many other countries use clinical findings and family history on both sides to make a clinical diagnosis of HoFH. Although not widely used, HoFH may also be diagnosed through an assessment of LDL-R function in cultured skin fibroblasts.

Physicians treating patients with hypercholesterolemia, including HoFH, are highly focused on lowering levels of LDL-C in their patients. In the U.S., for example, organizations such as the National Cholesterol Education Program (“NCEP”), the American Heart Association, and the American College of Cardiology have emphasized aggressive management of LDL-C. NCEP guidelines currently recommend that patients at high risk of experiencing a heart attack achieve LDL-C levels of 100 mg/dL or lower through lifestyle changes and drug therapy as appropriate based on their starting levels. International guidelines for adult patients at high risk of experiencing a heart attack, such as those published in the International Journal of Cardiology and the Canadian Journal of Cardiology, and guidelines published in the EHJ in 2014 (“2014 EHJ HoFH Guidelines”) that are specific to HoFH and guidelines published by the Japan Atherosclerosis Society FH Clinical Practice Guidelines Committee in 2017 support LDL-C treatment targets for such patients as low as 70 mg/dL or lower. The American College of Cardiology and the American Heart Association released guidelines in 2013 for patients at high risk of cardiovascular disease caused by atherosclerosis that are focused first on lifestyle changes and statin therapy. The 2014 EHJ HoFH Guidelines made similar recommendations regarding lifestyle changes and statin therapy for the treatment of HoFH and also recommended the use of LDL apheresis, in which cholesterol is removed from the body through mechanical filtration, and the use of other adjunctive treatments, such as lomitapide and mipomersen, for HoFH patients who are within the indication for such products (adults for lomitapide). More recent guidance, such as “The Agenda for Familial Hypercholesterolemia: A Scientific Statement from the American Heart Association” in 2015, added PCSK9 inhibitor treatment for HoFH patients as a recommended treatment. In February 2017, the American Association of Clinical Endocrinologists and American College of Endocrinology published guidelines for management of dyslipidemia and prevention of atherosclerosis. Patients in this “extreme risk” category, including men aged 55 years and younger and women aged 65 years and younger who have established cardiovascular disease accompanied by familial hypercholesterolemia, have an LDL-C goal of <55 mg/dL.

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

Status in the U.S.

In December 2012, the FDA approved JUXTAPID as an adjunct to a low-fat diet and other lipid-lowering treatments, including LDL apheresis where available, to reduce LDL-C, total cholesterol, apo B and non-HDL-C in adult patients with HoFH. Aegerion launched JUXTAPID in the U.S. in January 2013. The FDA has granted seven years of orphan drug exclusivity from the date of approval for JUXTAPID in the U.S. in the treatment of HoFH, expiring in December 2019. The U.S. prescribing information for JUXTAPID specifies that the safety and effectiveness of lomitapide have not been established in patients with hypercholesterolemia who do not have HoFH, including those with heterozygous familial hypercholesterolemia (“HeFH”), or in pediatric patients, and that the effect of lomitapide on cardiovascular morbidity and mortality has not been determined.

The prescribing information for lomitapide in the U.S. and the EU warns physicians that lomitapide can cause hepatotoxicity as manifested by elevations in transaminases and increases in hepatic fat, and that physicians are recommended to measure alanine aminotransferase (“ALT”), aspartate aminotransferase (“AST”), alkaline phosphatase, and total bilirubin before initiating treatment and then to measure ALT and AST regularly during treatment. During the first year of treatment, physicians must conduct a liver-related test prior to each increase in the dose of lomitapide or monthly, whichever occurs first. After the first year, physicians are required to perform these tests every three months and before increases in dose.

Because of the risk of hepatotoxicity, JUXTAPID is available in the U.S. only through a REMS program, referred to as the JUXTAPID REMS program. The FDA approved significant modifications to the JUXTAPID REMS program on January 3, 2017 (which modifications have been implemented). The goal of the JUXTAPID REMS program, as modified, is to mitigate the risk of hepatotoxicity associated with the use of JUXTAPID by ensuring that: (a) prescribers are educated about the approved indication for JUXTAPID, the risk of hepatotoxicity associated with the use of JUXTAPID, and the need to monitor patients during treatment with JUXTAPID as per product labeling; (b) JUXTAPID is dispensed only to patients with a clinical or laboratory diagnosis consistent with HoFH; and (c) patients are informed about the risk of hepatotoxicity associated with the use of JUXTAPID and the need for baseline and periodic monitoring. The FDA’s approval letter for the modified REMS program also specified that an authorized generic drug under JUXTAPID’s New Drug Application (“NDA”) must have an FDA-approved REMS program prior to marketing.

The originally approved JUXTAPID REMS program consisted of Elements To Assure Safe Use (“ETASU”), an implementation system, a communication plan and a timetable for submission of assessments of the JUXTAPID REMS program. It also required healthcare professionals who prescribe JUXTAPID and pharmacies that dispense JUXTAPID to be certified, and that JUXTAPID must only be dispensed to patients with evidence or other documentation of safe-use conditions. The ETASU in the modified JUXTAPID REMS program approved by the FDA on January 3, 2017 has been significantly enhanced and requires, among other things, that healthcare professionals and pharmacies complete a recertification process in order to continue prescribing and dispensing JUXTAPID; that healthcare professionals, once certified, counsel existing and new JUXTAPID patients on the goals of the JUXTAPID REMS program; and that healthcare professionals and their patients sign a form acknowledging that this counseling has taken place and that the patient understands the goals of the JUXTAPID REMS program. The modified JUXTAPID REMS program also requires that JUXTAPID prescriptions be written on an updated prescription authorization form.

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

Status outside the U.S.

In July 2013, Aegerion received marketing authorization for LOJUXTA in the EU as an adjunct to a low-fat diet and other lipid-lowering medicinal products with or without LDL apheresis in adult patients with HoFH. Despite the prevalence rate, lomitapide does not have orphan medicinal product exclusivity in the EU for the treatment of HoFH because the EMA views the relevant condition, for orphan drug purposes, to include both HoFH and HeFH. The Summary of Product Characteristics (“SmPC”) approved by the EC for LOJUXTA states that genetic confirmation of HoFH should be obtained whenever possible, and that other forms of primary hyperlipoproteinemia and secondary causes of hypercholesterolemia (e.g., nephrotic syndrome, hypothyroidism) must be excluded. The SmPC also specifies that the effect of lomitapide on cardiovascular morbidity and mortality has not been determined. Because Aegerion was unable to obtain commercially acceptable pricing and reimbursement approvals for LOJUXTA in several of the key markets of the EU, Aegerion elected to cease commercialization of LOJUXTA in the EU and, in December 2016, entered into a license agreement with Amryt under which Amryt was granted an exclusive right to develop and commercialize LOJUXTA in the European Economic Area (“EEA”), Switzerland, Turkey and certain Middle Eastern and North African territories, including Israel. Under an amendment to the license agreement in July 2018, Aegerion transferred to Amryt the Europe marketing authorization for LOJUXTA and expanded Amryt’s territory to include non-EU Balkan states and Russia and the Commonwealth of Independent States. Amryt is required to pay Aegerion certain sales-related milestone payments and royalties on net product sales in the licensed territories.

As in the U.S., the prescribing information for lomitapide in the EU warns physicians that lomitapide can cause hepatotoxicity as manifested by elevations in transaminases and increases in hepatic fat, and that physicians are recommended to measure ALT, AST, alkaline phosphatase, and total bilirubin before initiating treatment and then to measure ALT and AST regularly during treatment. During the first year of treatment, physicians must conduct a liver-related test prior to each increase in the dose of lomitapide or monthly, whichever occurs first. After the first year, physicians are required to perform these tests every three months and before increases in dose. The prescribing information in the EU provides further recommendations for monitoring for hepatic steatohepatitis/fibrosis and the risk of progressive liver disease, including annual imaging for tissue elasticity, and measuring of biomarkers and/or scoring methods in consultation with a hepatologist.

Similarly to the U.S., in the EU, we have adopted risk management plans to help educate physicians on the safety information for LOJUXTA and appropriate precautions to be followed by healthcare professionals and patients.

In September 2016, JUXTAPID was approved by the Ministry of Health, Labor and Welfare (“MHLW”) in Japan for patients with HoFH. Approval in Japan was based on a Phase 3 study we conducted to evaluate the safety and efficacy of JUXTAPID to reduce LDL-C levels in nine adult Japanese HoFH patients. The results of the Phase 3 study were consistent with the known safety and efficacy profile of JUXTAPID. In November 2016, the MHLW approved pricing of JUXTAPID and in December 2016 we launched JUXTAPID in Japan. HoFH is listed as an intractable disease in Japan, and as part of that designation, reimbursement is mandated and patients register with the government to receive comprehensive treatment benefits, including apheresis. According to the 2014 MHLW Japanese Intractable Diseases Information Centers Listing, there are approximately 160 patients registered as diagnosed with HoFH in Japan. JUXTAPID has received orphan drug designation in the treatment of HoFH from the MHLW, which provides ten years of exclusivity. On February 5, 2019, Aegerion entered into the License Agreement with Recordati for the commercialization of JUXTAPID in Japan. Under the terms of the License Agreement, Aegerion granted to Recordati an exclusive license in Japan, for the current marketed indication for HoFH, in exchange for various milestones and royalties on net sales of JUXTAPID in Japan and the right to grant sub-licenses, to manufacture and commercialize JUXTAPID under certain circumstances, as discussed above.

Lomitapide has also been approved as an adjunct treatment for adult patients with HoFH in other countries outside the U.S. and EU, including Colombia, Canada, Israel, Argentina and Norway. INVIMA, the regulatory agency responsible for reviewing marketing authorization applications in Colombia, has also granted JUXTAPID five years of post-approval data exclusivity. The indications and prescribing information, including risk information, for lomitapide in these countries are generally comparable to those in the U.S.

In April 2017, JUXTAPID was approved by Argentina’s National Administration of Drugs, Foods and Medical Devices (“ANMAT”) for patients with HoFH, and we plan to launch JUXTAPID in Argentina in the first half of 2019. In August 2018, we filed for marketing authorization in Brazil for HoFH and we anticipate approval in 2019. In the meantime, Aegerion continues to provide therapy to HoFH patients via the named patient supply process, as permitted in the country.

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

We are also making lomitapide available in certain countries that allow use of a drug, on a named patient basis or under a compassionate use or other type of so-called expanded access program, before marketing approval has been obtained in such country, including in Brazil and Turkey. We charge for lomitapide for authorized pre-approval uses in some of the countries where it is available under an expanded access program, to the extent permitted by applicable law and local regulatory authorities. We expect net product sales from named patient sales of lomitapide to fluctuate significantly quarter-over-quarter given that orders for named patient sales are typically for multiple months of therapy which can lead to fluctuation depending on the ordering pattern, government actions, including the ongoing criminal investigation in Brazil, economic pressures and political unrest. In addition, the Brazilian Supreme Federal Court is currently discussing, in two ongoing lawsuits (unrelated to us), whether the government has an obligation to continue to provide, on a named patient sales basis, drugs that have not received regulatory and/or pricing and reimbursement approval in Brazil, such as metreleptin and lomitapide, the results of which may negatively impact named patient sales of both products in Brazil. Additionally, there is no guarantee that additional investigations will not be brought, particularly in light of the ongoing criminal investigation. In certain countries where we charge for lomitapide during the pre-approval phase, we are able to establish the price for lomitapide, while in other countries we need to negotiate the price. In certain countries or under certain circumstances, we are providing lomitapide free of charge for permitted pre-approval uses and to the extent permitted by applicable law and local regulatory agencies.

Clinical Development and Post-Marketing Commitments

As part of our post-marketing commitments to the FDA for lomitapide, we completed a juvenile toxicology study in rodents to ascertain the impact, if any, of lomitapide on growth and development prior to initiating a clinical study of lomitapide in pediatric HoFH patients, and have submitted the results of this study to the FDA. In the first quarter of 2015, the FDA issued a Written Request for a study to evaluate lomitapide in pediatric HoFH patients, which, if completed as described, would provide for six months of pediatric exclusivity under the Federal Food, Drug, and Cosmetic Act (“FDCA”). In the second quarter of 2015, Aegerion decided to decline the FDA’s Written Request regarding its planned study in pediatric HoFH patients, because it believed that the size and complexity of the requested trial created a considerable barrier to the feasibility of the study. Given that we have declined to conduct the study requested by the FDA, we will not be entitled to the six months of additional exclusivity available for conducting a study that is the subject of a Written Request issued by the FDA.

As part of Aegerion’s post-marketing commitments to both the FDA and the EMA for lomitapide, we initiated an observational cohort study in 2014 to generate additional data on the long-term safety profile of lomitapide, the patterns of use and compliance and the long-term effectiveness of lomitapide in controlling LDL-C levels. Our commitment to the FDA is to target enrollment of 300 HoFH patients worldwide, and to study enrolled patients for a period of ten years. The EMA has required that all patients taking lomitapide in the EU be encouraged to participate in the study, and that the study period be open-ended. In connection with the license agreement with Amryt in December 2016 as amended in July 2018, Amryt agreed to bear the costs of conducting this study in the EEA and other relevant territories. In the study, investigators will follow each patient to track malignancies, tumors, teratogenicity, hepatic effects, and gastrointestinal adverse reactions, events associated with coagulopathy, major adverse cardiovascular events and death. The EMA also required that a vascular imaging study be conducted to determine the impact of lomitapide on vascular endpoints, which Aegerion initiated in 2014 and is now the responsibility of Amryt pursuant to our license agreement with Amryt. In addition, we have completed certain drug-drug interactions studies and submitted the results to the EMA.

Subject to the same conditions as the potential future development of metreleptin as a potential treatment for HMD, Aegerion is evaluating the possibility of developing lomitapide for the potential treatment of familial chylomicronemia syndrome (“FCS”) given recent developments in the FCS market. FCS is a rare genetic disease that published prevalence estimates suggest affects approximately one to two individuals per million. In 2011, the FDA granted Orphan Drug Designation to lomitapide for the treatment of FCS.

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

The most common adverse reactions in the Phase 3 study were gastrointestinal, reported by 27 (93%) of 29 patients. Adverse reactions, reported by greater than or equal to eight patients (28%) in the HoFH clinical trial, included diarrhea, nausea, vomiting, dyspepsia and abdominal pain. Other common adverse reactions, reported by five to seven (17-24%) patients, included weight loss, abdominal discomfort, abdominal distension, constipation, flatulence, increased ALT, chest pain, influenza, nasopharyngitis, and fatigue. Elevations in liver enzymes and hepatic (liver) fat were also observed. Ten of the 29 patients in the study had at least one elevation in liver enzymes greater than or equal to three times the upper limit of normal (“ULN”), including four patients who experienced liver enzymes greater than or equal to five times the ULN. During the clinical trial, liver enzyme elevations were managed through dose reduction or temporary discontinuation of dose. There were no clinically meaningful elevations of total bilirubin, international normalized ratio or alkaline phosphatase, which are other markers of potential harmful effects on the liver. Hepatic fat increased from a baseline of 1% to a median absolute increase of 6% at 26 and 78 weeks.

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

Estimated Prevalence of HoFH

There is no patient registry or other method of establishing with precision the actual number of patients with HoFH in any geography. Medical literature has historically reported the prevalence rate of HoFH as one person in 1,000,000, based on an estimated prevalence rate for HeFH of one person in 500. Analysis of HoFH prevalence has been evolving in recent years culminating in published medical literature that suggests that the actual prevalence of both HeFH and HoFH may be significantly higher than the historical estimates. For example, in 2014, the European Atherosclerosis Society (“EAS”) Consensus Panel on FH published an article citing research that would result in an estimate of the prevalence of HoFH in the range of between one person in 300,000 and one person in 160,000 or 3.33 persons per million to 6.25 persons per million, which is consistent with estimates that can be derived from other publications from the last few years. The FDA cited this estimate in its review of PCSK9 inhibitor products in June 2015. There is no guarantee that the prevalence of HoFH is higher than, or even as high as, the current medical literature suggests or is even higher than reported in the historical literature. Given that JUXTAPID is a last-line treatment for adult HoFH patients, the market for JUXTAPID may be significantly smaller than the prevalence of HoFH suggested by current and historical medical literature.

We believe that the prevalence rate of HoFH in countries outside the U.S. is likely to be consistent with the prevalence rate in the U.S.; however, we expect that our net product sales in countries outside the U.S. are likely to be lower than in the U.S. given the pricing and reimbursement process and approval levels in such countries compared to the U.S. and significant political and economic pressures to reduce healthcare costs in certain ex-U.S. countries, resulting in lower approved prices, pricing controls, reimbursement restrictions and caps on patients treated and/or drug expenditures, the more widespread availability of apheresis, in certain countries and the possibility that genotyping may be required in some countries, reducing the number of patients diagnosed with HoFH.

Commercialization and Patient Support

We market and sell MYALEPT, MYALEPTA and JUXTAPID through our Aegerion subsidiary. The principal goals of our commercial strategy are to grow sales of MYALEPT in the U.S, launch MYALEPTA in key EU markets subject to the receipt of pricing and reimbursement at acceptable levels, stabilize the number of patients on JUXTAPID, support current and future potential for incremental sales of JUXTAPID, as well as prepare for launch in other jurisdictions in which we have submitted for approval of our products. We believe that the key priorities to achieve these goals include:

•
commercializing MYALEPT and JUXTAPID in the U.S. with a full-time employed sales force that leverages claims data analysis and other information to help identify potential adult HoFH and GL patients; and focusing our sales team on key centers of excellence and opinion leaders for both MYALEPT and JUXTAPID, which will be especially challenging given our recent workforce reductions;

•
educating and training healthcare providers about our products and the diseases they are approved to treat, including educating healthcare providers about JUXTAPID as a last-line treatment for adult HoFH patients in the U.S. after use of PCSK9 inhibitor products, which products have continued to have an adverse impact on long-term use of, and new prescriptions for, JUXTAPID; and gaining market acceptance in the other countries where we are commercializing lomitapide, or where we may in the future receive approval to commercialize lomitapide;

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

•	commercializing MYALEPTA following launch in Germany and preparing for launch in other key EU markets, subject to the receipt of pricing and reimbursement approvals at adequate levels;

•
progressing market access dossiers in key EU countries and conducting the HTA price and reimbursement negotiations in key EU countries where the results of the HTA review are likely to support a pricing and reimbursement approval at an adequate level;

•	gaining regulatory, pricing and reimbursement approvals to market our products in countries in which the products are not currently approved and/or reimbursed or for new indications; and

•
minimizing the number of patients who are eligible to receive but decide not to commence treatment with our products, or who discontinue treatment, by supporting activities such as patient support programs, to the extent permitted in a particular country.

In January 2018, in the U.S., we moved from a contract sales force to a full-time employee-based sales team. In August 2018, as part of our cost-reduction plan, we eliminated 35 employees, including U.S. based sales and other commercial headcount and positions. The sales team operates in four regions to educate healthcare providers who treat adult HoFH and GL patients about the safety and efficacy of MYALEPT or JUXTAPID, as applicable. The most frequent physician call points for our products are endocrinologists (including pediatric endocrinologists, with respect to MYALEPT), lipidologists, and cardiologists. We also implemented the use of de-identified claims data to more precisely target physicians who may have recently treated patients with adult HoFH or GL.

Outside the U.S., we mainly use country managers to market and sell our products (to the extent rights to commercialize such products are not out-licensed) where they are approved. The rights to commercialize LOJUXTA in the EU and certain other jurisdictions were out-licensed to Amryt in December 2016 with further territories added in July 2018. The rights to commercialize JUXTAPID in Japan were out-licensed to Recordati in February 2019. In certain other countries outside the U.S., we have engaged, or plan to engage local distributors to conduct permitted commercial and pre-approval activities.

Another key aspect of our commercialization efforts is obtaining market access for our products, which primarily represents securing pricing and reimbursement approvals on acceptable levels, without the imposition of significant restrictions, such as caps, significant step edits or other similar measures, from private and government payers where our products are approved. In the U.S., we have a small team that supports our market access initiatives, which is primarily responsible for working with insurance plans, health maintenance organizations and other payers on securing reimbursement and formulary status for MYALEPT and JUXTAPID. This team also focuses on anticipating authorization and reauthorization requirements and educating physicians and office staff regarding criteria to continue coverage for our products. Outside the U.S., we support this effort primarily through the work of country managers and local third-party consultants. One of our main market access objectives, which is conducted in conjunction with our medical teams and health economics consultants, is to strengthen the value proposition for MYALEPT/MYALEPTA and JUXTAPID for payers through the generation of critical market access studies to enhance patient, physician and payer knowledge of GL, HoFH, and, subject to approval in the EU, PL and the real-world burden of these diseases.

We believe the pricing for our products in the U.S. is consistent with the level of pricing for other rare orphan drugs that treat diseases with comparable prevalence rates. The majority of payers in the U.S. are providing coverage for our products, and with respect to JUXTAPID, most payers in the U.S. have not required genotyping. Many payers in the U.S. have, however, imposed requirements, conditions or limitations as conditions to coverage and reimbursement for JUXTAPID as a result of the commercial availability of PCSK9 inhibitor products, which often include a requirement that HoFH patients have not achieved an adequate LDL-C response on PCSK9 inhibitor products before access to JUXTAPID is approved. For patients currently taking JUXTAPID, several U.S. pharmacy benefit managers (“PBMs”) are using prior authorization requiring current JUXTAPID patients to “step through” the less expensive PCSK9 inhibitor product, and additional PBMs and payers may follow this practice. For MYALEPT, some U.S. payers require additional information, such as a leptin level test for patients, which may delay or otherwise impact reimbursement. The cost of MYALEPT and JUXTAPID in the U.S. may result in co-pay amounts for some patients that are prohibitive, and prevent these patients from being able to commence therapy on MYALEPT or JUXTAPID, respectively. We have a direct co-pay assistance program that provides support to eligible commercial patients for certain drug co-pays and co-insurance obligations for JUXTAPID. We also provide support to eligible commercial patients for certain drug co-pays and co-insurance obligations for MYALEPT treatment. We currently do not plan to provide financial support to patient assistance programs operated by independent charitable 501(c)(3) organizations in the U.S. that are permitted, subject to compliance with strict legal and regulatory requirements, to assist eligible HoFH and GL patients, as determined solely by the organization, with certain co-payments or co-insurance requirements for their drug therapies, which may include metreleptin or lomitapide. If we do elect to provide such financial support, we would not have control or input into the decisions of these organizations. We believe that investigations and enforcement actions by certain government agencies have caused a reduction in contributions to these third-party patient organizations, which may prevent these organizations from providing adequate financial assistance, including assistance with co-payment obligations, to individuals who would otherwise be unable to afford our products. As a result, Medicare Part D patients may not be able to afford their out-of-pocket co-payments for our products. In 2017, for example, we believe that a considerable number of JUXTAPID patients who were covered by Medicare Part D ceased treatment with JUXTAPID, due to reductions in contributions to patient assistance programs operated by independent charitable 501(c)(3) organizations, which resulted in prior sources of financial support for these patients being less available.

We also plan to pursue pricing for MYALEPTA in key EU markets that is consistent with the level of pricing for other rare orphan drugs that treat diseases with comparable estimated prevalence and total addressable market rates as MYALEPTA in GL and PL. We have submitted market access dossiers in key EU countries covering the indications MYALEPTA is approved for in the EU and plan to enter into price negotiations for such countries following, and dependent upon the, approvals of the relevant the HTA that we believe will support pricing and reimbursement levels for MYALEPTA at acceptable levels without overly burdensome requirements or limitations.

We use one specialty pharmacy to distribute MYALEPT and JUXTAPID in the U.S. Our specialty pharmacy provides a comprehensive patient support program for each of MYALEPT and JUXTAPID in the U.S. Each program includes educational resources about the relevant product and disease; insurance verification and reimbursement support; monitoring and support of adherence; providing patients with information about potential sources of financial assistance; for MYALEPT, injection training, and for JUXTAPID, nutritional counseling; and a free drug program for certain eligible uninsured and underinsured patients.

Medical Affairs

We have a medical affairs function in the U.S., the EU, Latin America, and will maintain a function in Japan until JUXTAPID is fully transitioned under the Japan License Agreement. The medical affairs function is responsible for conducting medical research, including maintaining product registries, performing retrospective reviews of clinical data, and conducting post-marketing clinical trials as needed, to support the value proposition of our products. The medical affairs function also supports independent medical education programs and investigator-initiated studies by providing financial grants in a number of medical and disease-related areas. The responsibilities of medical affairs personnel also include providing training and education to physicians through the dissemination of medical information and publications; providing support in connection with our post-approval clinical commitments and organizing scientific and medical advisory boards to obtain input from experts and practitioners on a variety of medical topics relevant to our products and the diseases our products treat.

Manufacturing, Supply and Distribution

We and our contract manufacturers are subject to the FDA’s current Good Manufacturing Practices (“cGMP”) regulations and other rules and regulations prescribed by regulatory authorities outside the U.S.

Metreleptin is a recombinant protein biologic that is produced using conventional fermentation, isolation, and purification processing techniques. The drug product is provided globally in nominal 10 mg vials that are reconstituted prior to injection. We have developed, and received approval from the EMA for, new presentations in nominal 2.5 mg and 5 mg vials for commercial distribution in the EU. Lomitapide is a small molecule drug that is synthesized with readily available raw materials using conventional chemical processes. Hard gelatin capsules are prepared in 5 mg, 10 mg, 20 mg, 30 mg, 40 mg and 60 mg strengths.

We currently have no manufacturing facilities, and limited personnel with manufacturing experience. We rely on contract manufacturers to produce drug substance for metreleptin and lomitapide and to produce drug product for commercial supplies and for our clinical trials. Aegerion has long-term supply agreements with a manufacturer of metreleptin drug substance and a manufacturer of metreleptin drug product. In December 2017, the original contract manufacturer for metreleptin drug product informed Aegerion that it will terminate its supply contract in December 2019. In addition, in February 2017, this contract manufacturer received a Warning Letter from the FDA citing significant violations of cGMP regulations at the manufacturing facility where metreleptin drug product is manufactured. To mitigate these risks, Aegerion has a supply of safety stock and has validated and entered into a long-term supply agreement with another drug product manufacturer. Aegerion has long-term supply agreements with a manufacturer of lomitapide drug substance and a manufacturer of lomitapide drug product. We have sufficient inventory of metreleptin and lomitapide drug substance to maintain a supply for more than one year. We do not have any other agreements in place for redundant supply or a second source for drug substance or drug product for either product.

In addition, our original metreleptin drug product manufacturer also supplies bacteriostatic water for injection (“BWFI”), one of the approved diluents for reconstitution of metreleptin, which allows for use of a reconstituted vial of metreleptin for up to three days when stored appropriately. BWFI is only available for sale and approved for use in the U.S., and we or our contract manufacturers purchase it for supply with ex-US named patient sales and other expanded access distribution to reduce the number of metreleptin vials provided. Although BWFI is currently in shortage and on back order from our original contract manufacturer, we have secured sufficient inventory to maintain a supply through 2019 based on current demand. BWFI is manufactured at a different facility and not subject to the termination of the supply agreement described above. In addition, our U.S. based patients obtain BWFI from our specialty pharmacy who has their own inventory and, to our knowledge, has not experienced any issues thus far with supply. If in the future we exhaust our inventory of BWFI, patients will need to use water for injection, a diluent which requires immediate use of product after reconstitution, and the discarding of any product remaining in the vial, which will likely result in more metreleptin vials being shipped and could decrease our revenues, increase our expenses, and impact our inventory of metreleptin and our agreements with our distributors.

In the U.S., metreleptin and lomitapide are distributed through a single specialty pharmacy network that distributes the products directly to patients and, under limited circumstances, to other U.S. purchasers. Our specialty pharmacy takes title upon delivery of our products to such pharmacy. Our specialty pharmacy provides certain patient program support services, as set forth in the “Commercialization and Patient Support” section of this Annual Report. For ex-U.S. commercial sales, including sales of MYALEPTA, named patient sales and other expanded access distribution, we use third-party providers to distribute our products either directly to the purchaser in the applicable country or to our local third-party distributor or service provider for such country.

Competition

Our industry is highly competitive and subject to rapid and significant technological change. Our competitors and potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. All of these competitors currently engage in, have engaged in or may engage in the future in the development, manufacturing, marketing and commercialization of pharmaceuticals that compete with or may in the future compete with metreleptin, lomitapide, or other products or product candidates we may develop or acquire. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Academic institutions, government agencies and other public and private research organizations also are conducting research activities, seeking patent protection and may commercialize products on their own or through joint ventures. The existence of these products, or other products or treatments of which we are not aware, or products or treatments that may be developed in the future, may adversely affect the marketability of products developed by us. Key competitive factors affecting the commercial success of metreleptin, lomitapide, and any other products or product candidates that we develop or acquire include efficacy, safety and tolerability profile, reliability, physician acceptance, level of generic competition, convenience of dosing, price and reimbursement.

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

In July 2018, we received regulatory approval of metreleptin as a treatment for GL and PL in the EU and we are evaluating whether to seek regulatory approval of metreleptin for PL in the U.S. and in other key countries where it makes business sense to do so. Akcea Therapeutics (“Akcea”) is developing volanesorsen, an antisense therapy targeting apolipoprotein C-III, which is currently in Phase 3 development for patients with familial PL with diagnosed type 2 diabetes mellitus or hypertriglyceridemia, which, if approved and depending on the labeled indication, could potentially compete with metreleptin for the treatment of PL.

We may also face future competition from companies selling generic alternatives of our products in countries where we do not have patent coverage, orphan drug status or another form of data or marketing exclusivity or where patent coverage or data or marketing exclusivity has expired or may, in the future, be challenged.

The market for cholesterol-lowering therapeutics is large and competitive with many drug classes. Lomitapide is approved in the U.S., Japan, the EU and in certain other countries as an adjunct to a low-fat diet and other lipid-lowering treatments to reduce LDL-C in adult HoFH patients. JUXTAPID faces significant competition in the treatment of adult HoFH patients from a class of drugs known as PCSK9 inhibitors and, as a result, is a last line therapy for adult HoFH patients. In July 2015, Regeneron Pharmaceuticals, Inc. (“Regeneron”) and Sanofi announced that the FDA had approved the biologics licensing application (“BLA”) for their PCSK9 inhibitor candidate, alirocumab, for use in addition to diet and maximally tolerated statin therapy in adult HeFH patients and in patients with clinical atherosclerotic cardiovascular disease who require additional lowering of LDL-C. In September 2015, following the positive opinion of the CHMP of the EMA, the EC approved alirocumab for the treatment of adult patients with HeFH or mixed dyslipidemia as an adjunct to diet, either in combination with a statin, or statin with other lipid-lowering therapies in patients unable to reach their LDL-cholesterol goals with the maximally-tolerated statin, or alone or in combination with other lipid-lowering therapies for patients who are statin intolerant, or for whom a statin is contraindicated. The FDA approved Amgen Inc.’s (“Amgen”) BLA for its anti-PCSK9 antibody, evolocumab, in August 2015, as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or clinical atherosclerotic cardiovascular disease, who require additional lowering of LDL-C; and as an adjunct to diet and other LDL-lowering therapies for the treatment of patients with HoFH, who require additional lowering of LDL-C. In July 2015, the EC approved the marketing authorization of evolocumab for the same indication as alirocumab, and for the treatment for certain patients with high cholesterol, including patients aged 12 years and over with HoFH in combination with other lipid-lowering therapies. In January 2016, the MHLW in Japan approved evolocumab for the treatment of patients with FH or hypercholesterolemia who have high risk of cardiovascular events and do not adequately respond to statins, and in July 2016 the MHLW approved alirocumab for the same indication. The regulatory agencies responsible for reviewing marketing authorization applications in Brazil, Canada, Colombia, and Argentina have also approved evolocumab for the treatment of patients with HoFH. Other companies, including Eli Lilly & Co. and Alnylam Pharmaceuticals, Inc., in collaboration with The Medicines Company, are also developing PCSK9 inhibitor products.

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

The availability of PCSK9 inhibitor products in commercial markets outside of the U.S. is having similarly negative effects on sales, including named patient sales, of lomitapide outside the U.S., particularly in Brazil, Japan, Canada and Colombia, where PCSK9 inhibitor products have been approved by the regulatory authorities and are available commercially. If the continued negative impact of PCSK9 inhibitors is greater than we expect, it may make it more difficult for us to generate revenues or receive royalties or milestone payments and achieve profitability.

Potential future competition for JUXTAPID may include drugs and biologics currently in clinical development for the treatment of patients with HoFH. Development programs currently include other oral drug therapeutics, such as Gemphire Therapeutics’ gemcabene which targets apolipoprotein C-III and is currently in Phase 3 development for the treatment of FH. Other potential therapies include evinacumab, an investigational monoclonal antibody previously reported to have positive interim phase 2 results in HoFH patients and gene therapies, such as REGENXBIO’s LDL-receptor gene therapy which is currently in Phase 1/2 development for HoFH. Also, although there are no other MTP-I compounds currently approved by the FDA for the treatment of hyperlipidemia in humans, there may be other MTP-I compounds in development. If approved, novel drug or biologic therapies for the treatment of HoFH or FH could negatively impact the sales of JUXTAPID in the future.

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

Patent Rights and Regulatory Exclusivity

Metreleptin. Our metreleptin patent portfolio consists of five issued U.S. patents and three pending U.S. applications and issued patents and pending patents in Europe, Canada, Israel, Australia, New Zealand, Mexico, India, Eurasia, Brazil, China, South Korea and Japan, all of which have been licensed to us or are owned by us. The U.S. and non-U.S. patents directed to the composition of matter of metreleptin have expired. The patent family covering metreleptin methods of use is co-owned by Amgen, University of Texas and the NIH, and is licensed to us from Amgen. We have consent from each additional co-owner to the sublicense granted by Amgen and have also obtained a direct in-license from one of the other co-owners of this patent to its rights under the patent family. The U.S. method of use patent directed to treating lipoatrophy has been elected for a 1,445-day patent term extension that will extend the expiration date to 2027. The U.S. method of use patent directed to treating diabetes associated with lipoatrophy and the non-U.S. method of use patents issued in certain European countries, Canada, and Australia, and pending in Japan, expire in 2022. In the U.S., metreleptin qualifies for 12-year biologic exclusivity under the Biologics Price Competition and Innovation Act (the "BPCI Act"), which will expire in 2026. Following approval by the EMA in July 2018, metreleptin is entitled to ten years of market and orphan drug exclusivity in the EU. In the U.S. there is seven years of orphan drug exclusivity for MYALEPT in the treatment of GL which is scheduled to expire on February 24, 2021. We have orphan designation for PL in the U.S. which would give us seven years exclusivity following approval in the US. A U.S. patent directed to leptin polypeptides attached with polymers and licensed from The Rockefeller University expires in August 2019. Patents directed to chimeric polypeptides having seal and human leptin sequences have been granted in the U.S. and other countries, and will expire in 2031. Patents directed to polypeptides having albumin and leptin domains sequences also have been granted in the U.S. and other countries, and will expire in 2031 or 2032. In addition, patents covering pegylated leptin were granted in certain European countries, Australia, Canada, Japan, and Mexico, and they expire in October 2019. Finally, a PCT application covering use of leptin/metreleptin to treat HMD is pending, and the due date for filing national stage entries is in November and December 2019.

Lomitapide. Our lomitapide patent portfolio consists of nine issued U.S. patents and issued patents in Europe, Australia, South Korea, New Zealand and Japan and pending applications in the U.S., Europe, Japan, Canada, Brazil, and India, all of which have been licensed to us in a specific field or are owned by us. A five-year patent term extension has been granted for our U.S. patent covering the composition of matter of lomitapide, originally scheduled to expire in early 2015, and will now expire in 2020. The non-U.S. patents directed to the composition of matter of lomitapide have expired. Our seven method of use patents in the U.S. cover certain dosing regimens for lomitapide, with one such patent expiring in 2027 and the other six patents expiring in 2025. Two separate inter partes review (“IPR”) petitions were filed with the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office in August 2015 by the Coalition for Affordable Drugs VIII L.L.C. (“CFAD”) challenging the validity of two of these method of use patents. On March 6, 2017, the PTAB determined that the CFAD failed to show that the claims of these patents were invalid. Our non-U.S. patents, including the European Patent Office (“EPO”) methods of use patent, expire in 2025. The EPO method of use patents may be eligible for up to about three years of supplemental protection in certain EPO countries, and we have applied for such protection in the countries in which LOJUXTA is approved, on a country-by-country basis; in some countries supplemental protection has been granted to extend patent protection to July or August of 2028, while in other countries the application is still pending. An opposition was filed with respect to the EPO method of use patent, but has since been revoked. Our U.S. patent covering impurities of lomitapide and methods of analyzing the impurities will expire in 2036. The applications in this patent family filed in other countries are all still pending.

We have obtained orphan drug exclusivity for JUXTAPID in the U.S. for the treatment of HoFH (which expires in December 2019). JUXTAPID’s new chemical entity exclusivity expired on December 21, 2017, and, as such, since December 21, 2016, an Abbreviated New Drug Application (“ANDA”) or 505(b)(2) NDA may be submitted for JUXTAPID if it contains a Paragraph IV certification of patent invalidity or non-infringement. If we instigate a suit against an ANDA or 505(b)(2) applicant for patent infringement within 45 days of receiving a Paragraph IV notice, the FDA is prohibited from approving the ANDA or 505(b)(2) application for a period of 30 months. The FDA may approve the proposed competitor product before the expiration of the 30-month stay if a court finds our patents invalid or not infringed or if the court shortens the period because the parties have failed to cooperate in expediting the litigation.

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

We also have orphan designation for FCS in the U.S. which would give us seven years exclusivity following approval in the U.S., should we pursue development of lomitapide for FCS.

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

We or Aegerion own registered trademarks including Novelion®, Aegerion®, MYALEPT®, MYALEPTA®, JUXTAPID®, and LOJUXTA®, in the U.S., EU and in other jurisdictions.

Licensing

Amgen Inc.

In connection with Aegerion’s acquisition of MYALEPT in January 2015, Aegerion acquired a license agreement between Amgen and Amylin Pharmaceuticals, Inc., dated February 7, 2006 (the “Amgen License”) pursuant to which Aegerion obtained an exclusive worldwide license from Amgen to certain know-how and patents and patent applications covering the composition of matter and methods of use of metreleptin to develop, manufacture and commercialize a preparation containing metreleptin (the “Amgen Licensed Products”).

As part of the Amgen License, Aegerion also obtained an exclusive sublicense of Amgen’s exclusive rights to certain metreleptin-related patents and patent applications owned by the Rockefeller University and exclusively licensed to Amgen under a license agreement dated April 14, 1995, as amended (the “Rockefeller License”) and an exclusive sublicense of Amgen’s non-exclusive rights to certain metreleptin-related patents and patent applications owned by The Regents of the University of California and non-exclusively licensed to Amgen under a license agreement dated July 13, 2005 (the “UCSF License”). Amgen retains rights to conduct research, development, manufacturing and commercialization activities with respect to products other than the Amgen Licensed Products.

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

Aegerion is required to make royalty payments to Amgen on net sales of each Amgen Licensed Product on a country-by-country basis (i) at a royalty rate in the low double digits where the Amgen Licensed Product has patent protection or market exclusivity granted by a regulatory authority at the time of regulatory approval in the applicable country during the applicable royalty term, which runs on a country-by-country basis until the later of (a) the expiration of the last-to-expire valid claim covering an Amgen Licensed Product in the applicable country, (b) expiration of any market exclusivity granted by a regulatory authority, and (c) ten years from the date on which an Amgen Licensed Product is first sold to a third party in a country after regulatory approval for the Amgen Licensed Product has been granted in such country (“Amgen Royalty Term”) or (ii) at a royalty rate in the mid-single digits to low double digits where the Amgen Licensed Product receives patent protection or market exclusivity following the time of regulatory approval in the applicable country, in either case subject to a variety of customary reductions.

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

In 2018 and 2017, Aegerion made aggregate royalty payments of $12.6 million and $9.7 million, respectively, to Amgen, Rockefeller University and BMS, and had $4.5 million and $2.9 million in aggregate royalties payable to these parties as of December 31, 2018 and 2017, respectively.

University of Pennsylvania

In May 2006, Aegerion entered into a license agreement with UPenn pursuant to which Aegerion obtained an exclusive, worldwide license from UPenn to certain know-how and a range of patent rights applicable to lomitapide. In particular, Aegerion obtained a license to certain patents and patent applications owned by UPenn relating to the dosing of MTP-I compounds, including lomitapide, and certain patents and patent applications and know-how covering the composition of matter of lomitapide that were assigned to UPenn by Bristol-Myers Squibb Company (“BMS”) for use either as a monotherapy or with other dyslipidemic therapies to treat patients with HoFH. Aegerion also has the right to use lomitapide in the field of monotherapy or in combination with other dyslipidemic therapies for treatment of patients with other severe forms of hypercholesterolemia unable to come within 15% of NCEP’s LDL-C goal on maximal tolerated oral therapy, as determined by the patient’s prescribing physician, or with severe combined hyperlipidemia unable to come within 15% of NCEP’s non-HDL-C goal on maximal tolerated oral therapy, as determined by the patient’s prescribing physician, or with severe hypertriglyceridemia unable to reduce triglycerides (“TG”) <1,000 on maximal tolerated therapy. We refer to the patents and patent applications assigned by BMS to UPenn and licensed to Aegerion by UPenn as the BMS-UPenn assigned patents.

To the extent that rights under the BMS-UPenn assigned patents were not licensed to Aegerion under Aegerion’s license agreement with UPenn or were retained by UPenn for non-commercial education and research purposes, those rights, other than with respect to lomitapide, were licensed by UPenn back to BMS on an exclusive basis pursuant to a technology donation agreement between UPenn and BMS. In the technology donation agreement, BMS agreed not to develop or commercialize any compound, including lomitapide, covered by the composition of matter patents included in the BMS-UPenn assigned patents in the field licensed to Aegerion exclusively by UPenn. Through Aegerion’s license with UPenn, as provided in the technology donation agreement, Aegerion has the exclusive right with respect to the BMS-UPenn assigned patents regarding their enforcement and prosecution in the field licensed exclusively to Aegerion by UPenn.

The license from UPenn covers, among other things, the development and commercialization of lomitapide alone or in combination with other active ingredients in the licensed field. The license is subject to customary non-commercial rights retained by UPenn for non-commercial educational and research purposes. Aegerion may grant sublicenses under the license, subject to certain limitations. Aegerion is required to make royalty payments to UPenn at a range of royalty rates in the high single digits on net sales of lomitapide in countries where lomitapide has patent protection, and of any other products covered by the license (subject to a variety of customary reductions), and share with UPenn specified percentages of sublicensing royalties and certain other consideration that Aegerion receives under any sublicenses that Aegerion may grant. In 2018 and 2017, Aegerion made $2.6 million and $3.1 million, respectively, of royalty payments to UPenn and had $0.7 million in royalties payable to UPenn as of both December 31, 2018 and 2017. Aegerion will be required to make development milestone payments to UPenn of up to an aggregate of approximately $2.6 million if we decide to develop lomitapide for indications within the licensed field other than HoFH, and we achieve certain milestones in such development efforts. All such development milestone payments for these other indications are payable only once, no matter how many licensed products for these other indications are developed. Further, as provided in the UPenn license agreement, UPenn is entitled to receive $3.75 million of the upfront proceeds from the Japan License Agreement (payable to UPenn in the second quarter of 2019), and UPenn is entitled to 15% of the marketing authorization transfer milestone and any subsequent sales milestone payments received from Recordati under the Japan License Agreement. UPenn is also entitled to receive 25% of royalty payments received from Recordati (and from any other lomitapide sublicensees, including Amryt).

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

Recordati and other Out-Licenses

Aegerion is party to the Japan License Agreement with Recordati, which was entered into on February 5, 2019, which is described above under the heading “Recent Corporate Transaction - Japan License.” In addition, Shionogi has an exclusive sublicense to the patent rights licensed under the Amgen License and the Rockefeller License to develop and commercialize the Amgen Licensed Products and know-how for use in the treatment of lipodystrophy in humans in Japan, South Korea and Taiwan and Amryt has been granted the rights to commercialize LOJUXTA in EMEA, including non-EU Balkan states, Russia and the Commonwealth of Independent States.

Government Regulation

Government authorities in the U.S., at the federal, state and local level, the EU, EU Member States, and in other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of metreleptin and lomitapide. In the future, if we were to develop or acquire any other products, or any product candidates, they would also be subject to such regulations and oversight. Our products must be approved by the FDA through the NDA or the BLA process before they may be legally marketed in the U.S., and must be approved by foreign regulatory authorities via various procedures before they can be marketed in the applicable country, including the EMA or the regulatory authorities of the EU Member States before they can be placed on the market in the EU.

U.S. Drug and Biologic Development Process

In the U.S., the FDA regulates drugs under the FDCA and implementing regulations, and regulates biologics under both the FDCA and the Public Health Service Act (“PHSA”). The process of obtaining marketing approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject a company to administrative or judicial sanctions. These sanctions could include, among other things, the FDA’s refusal to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of enforcement-related letters, product recalls, product seizures, changes to the conditions surrounding marketing approval such as labeling changes or changes to a REMS program, total or partial suspension of production or distribution, injunctions, civil money penalties, fines, refusals of government contracts, debarment, restitution, disgorgement of profits, or civil or criminal investigations and penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

The process required by the FDA before a drug or biologic may be marketed in the U.S. is extensive and generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices (“GLP”) and other applicable regulations;

•	submission to the FDA of an investigational new drug application (“IND”), which must become effective before human clinical trials may begin;

•
performance of human clinical trials, including adequate and well-controlled trials, according to Good Clinical Practices (“GCP”) to establish the safety and efficacy of the proposed drug for its intended use, or the safety, purity, and potency of a biological product;

•	approval by an independent Institutional Review Board (“IRB”), representing each clinical site before each clinical trial may be initiated;

•	submission to the FDA of an NDA or BLA;

•	completion of registration batches and validation of the manufacturing process to show that we are capable of consistently producing quality batches of product;

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

In addition, under the Pediatric Research Equity Act of 2007, as amended (“PREA”), an application or supplement to an application for a drug with certain novel features (e.g., new active ingredient, new indication, new dosage form) must contain data to assess the safety and effectiveness of the drug or biologic for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant deferrals or full or partial waivers for submission of this data. Unless otherwise required by regulation, PREA does not apply to any drug or biologic for an indication for which orphan designation has been granted.

The FDA conducts a preliminary review of all NDAs and BLAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. The FDA may request additional information rather than accept an application for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA is required to refer an NDA for a new chemical entity (“NCE”) to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions, or explain why such review is not necessary. Other NDAs or BLAs may also be referred to an advisory committee for evaluation and recommendation. The FDA is not bound by the recommendation of an advisory committee, but it frequently follows such recommendations. The approval or licensure process is lengthy and difficult, and the FDA may refuse to approve an NDA or BLA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. Even if such data and information are submitted, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval or licensure. Data obtained from clinical trials are not always conclusive; and the FDA may interpret data differently than we interpret the same data. The FDA may issue a complete response letter, which generally outlines the deficiencies in the submission and may require additional clinical or other data or impose other conditions that must be met in order to secure final approval of the application. The FDA reviews an application to determine, among other things, whether a drug is safe and effective for its intended use, or whether a biologic is safe, pure, and potent, and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Before approving an NDA or BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. In addition, the FDA often will conduct a bioresearch monitoring inspection of the clinical trial sites involved in conducting pivotal studies to ensure data integrity and compliance with applicable GCP requirements.

Applications receive either standard or priority review. A product representing a major advance in treatment or treatment where no adequate therapy exists may receive priority review. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act (“PDUFA”), FDA has ten months in which to complete its initial review of a standard new molecular entity (“NME”) NDA or original BLA and six months for a priority review NME NDA, BLA, or efficacy supplement. The FDA does not always meet its PDUFA goal dates and in certain circumstances the PDUFA goal date may be extended. In addition, products studied for their safety and effectiveness in treating serious or life-threatening illnesses and which provide meaningful therapeutic benefit over existing treatments, may receive accelerated approval. In that situation, the product may be approved on the basis of adequate and well-controlled clinical trials establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, a sponsor of a drug or biologic receiving accelerated approval must perform post-marketing studies to validate the surrogate endpoint or otherwise confirm the effect of the product on a clinical endpoint, and the product may be subject to accelerated withdrawal procedures. Priority review and accelerated approval do not change the standards for approval, but may expedite the approval process for certain products.

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

The Hatch-Waxman Act, Marketing Exclusivity in the U.S. and Patent Term Restoration

The Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”), established two abbreviated approval pathways for drug products that are in some way follow-on versions of already approved NDA products.

Generic Drugs. A generic version of an approved drug is approved by means of an ANDA through which the sponsor demonstrates that the proposed product is identical or bioequivalent to the approved, brand-name drug, referred to as the Reference Listed Drug (“RLD”). Generally, an ANDA must contain data and information showing that the proposed generic product and RLD have the same active ingredient(s), in the same strength and dosage form, to be delivered via the same route of administration; are intended for the same uses; have the same labeling; and are bioequivalent. An ANDA need not independently demonstrate the proposed product’s safety and effectiveness; rather the proposed product’s safety and effectiveness are inferred from the fact that the product is demonstrated to be the same as, and bioequivalent to, the RLD, which the FDA previously found to be safe and effective. These drugs are commonly referred to as “generic equivalents” to the RLD, and under state law they typically can be substituted by pharmacists under prescriptions written for the RLD.

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

RLD Patents. An NDA sponsor must identify to the FDA any patents that claim the drug substance, drug product or method of using the drug. These patents are among the information about the product that is listed in the FDA publication, Approved

Drug Products with Therapeutic Equivalence Evaluations (the “Orange Book”). The sponsor of an ANDA or 505(b) (2) application seeking to rely on an approved product as the RLD must make one of several certifications regarding each listed patent, and these certifications can affect the timing of approval of the ANDA or 505(b)(2) application. For example, a “Paragraph III” certification is the sponsor’s statement that it will wait for the patent to expire before obtaining approval for its product. A “Paragraph IV” certification is submitted to obtain approval of the ANDA or 505(b)(2) application before expiration of a listed patent and is an assertion that the patent is invalid, unenforceable or not infringed by the new product.

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

Patent Term Restoration

The Hatch-Waxman Act established a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. The maximum period of restoration is five years and cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND, and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension, and the extension must be applied for prior to expiration of the patent and within 60 days of the NDA approval. The United States Patent and Trademark Office (“PTO”), in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. A five-year patent term extension has been granted for our U.S. patent covering the composition of matter of lomitapide, extending the patent term to 2020 from the originally scheduled expiration of early 2015. With respect to metreleptin, the U.S. method-of-use patent directed to treating lipoatrophy has been elected for a 1,445-day patent term extension that will extend its expiration date to 2027.

The Biologics Price Competition and Innovation Act

The BPCI Act, enacted in 2010 as part of the Patient Protection and Affordable Care Act (the “PPACA”), authorizes the FDA to license a biological product that is biosimilar to, and possibly interchangeable with, a PHSA-licensed reference biological product through an abbreviated pathway. The BPCI Act establishes criteria for determining that a product is biosimilar to an already-licensed biologic (a reference product), and establishes a process by which an abbreviated BLA for a biosimilar product is submitted, reviewed and approved. The BPCI Act provides periods of exclusivity that protect a reference product from biosimilar competition. Under the BPCI Act, innovator manufacturers of original reference products are granted twelve years of exclusive use before biosimilar versions of such products can be licensed for marketing in the U.S. This means that the FDA may not approve an application for a biosimilar version of a reference product until twelve years after the date of approval of the reference product (with a potential six-month extension of exclusivity if certain pediatric studies are conducted and the results reported to FDA), although a biosimilar application may be submitted four years after the date of licensure of the reference product. Additionally, the BPCI Act establishes procedures by which the biosimilar applicant must provide information about its application and product to the reference product sponsor, and by which information about potentially relevant patents is shared and litigation over patents may proceed in advance of approval. The BPCI Act also provides a period of exclusivity for the first biosimilar to be determined by the FDA to be interchangeable with the reference product. We believe that under the BPCI Act, metreleptin has 12 years of exclusivity in the U.S. from February 24, 2014, the date of the product’s approval by the FDA.

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

Orphan drug exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval for an orphan product that the FDA finds to be the “same drug” as our product candidate for the same indication or disease. If a drug or biologic designated as an orphan drug receives marketing approval for an indication broader than the scope of its designation, it may be no longer entitled to orphan drug exclusivity. In addition to creating a 12-year period of reference product exclusivity, the BPCI Act clarifies the interaction of that exclusivity with orphan drug exclusivity, such that the licensure of a biosimilar or interchangeable version of a reference biological product that was designated and approved as an orphan drug may only occur after the later of the expiration of any applicable seven-year orphan drug exclusivity or the 12-year reference product exclusivity (or seven and one-half years and 12.5 years with pediatric exclusivity). The FDA has granted seven years of orphan drug exclusivity for MYALEPT in the treatment of GL which is scheduled to expire on February 24, 2021 and we have orphan designation for PL in the US, which would also give us seven years after approval. We have seven years of orphan drug exclusivity for JUXTAPID in the treatment of HoFH which is scheduled to expire on December 21, 2019. We have orphan designation for PL and for FCS, which would provide seven years after approval for these indications.

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

Rare Pediatric Disease Priority Review Voucher

Certain drugs may also be candidates for a rare pediatric disease designation by the FDA. In order to qualify for such designation, a sponsor must demonstrate to the FDA’s satisfaction that the proposed indication is for the treatment or prevention of a rare disease or condition that affects fewer than 200,000 individuals in the U.S., or that affects more than 200,000 individuals in the U.S. and there is no reasonable expectation that the cost of developing and making available in the U.S. a drug for this type of disease or condition will be recovered from sales in the U.S. for that product, and is a serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years. Under the FDCA, a sponsor who receives approval of an NDA for a product that is for the prevention or treatment of a rare pediatric disease and meets certain additional criteria, may qualify for a rare pediatric disease priority review voucher (“PRV”). A PRV can be redeemed to receive priority review under an expedited timeframe for a subsequent marketing application for a different product. A PRV may also be sold or transferred from the initial sponsor to another sponsor. The voucher may be further transferred any number of times before it is used. Pursuant to the 21st Century Cures Act, the FDA’s authority to award rare pediatric disease PRVs has been extended until 2020, and until 2022 for products that receive rare pediatric disease designation by 2020.

Post-Approval Requirements in the U.S.

Once an approval is granted, products are subject to continuing regulation by the FDA. The FDA may withdraw the approval, following notice and an opportunity for a hearing, if, among other things, compliance with certain regulatory standards is not maintained or if safety or efficacy problems occur after the product reaches the market. Later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. If new safety issues are identified following approval, the FDA may require the NDA sponsor to take certain measures, such as revising the approved labeling to reflect the new safety information, conducting post-market studies or clinical trials to assess the new safety information, and/or implementing or changing a REMS program to mitigate newly-identified risks. These are often referred to as Phase 4 or post-marketing studies, and may involve additional clinical trials, nonclinical testing and surveillance programs to monitor the safety of approved products which have been commercialized. After approval, most changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to prior FDA review and approval. Manufacturers and other entities involved in the manufacture and distribution of approved drugs or licensed biologics are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP requirements and other laws. In its approvals of MYALEPT and JUXTAPID, the FDA required extensive post-marketing requirements and commitments. See Marketed Products - Metreleptin - Clinical Development and Post-Marketing Commitments Lomitapide - Clinical Development

and Post-Marketing Commitments and Marketed Products - for details of our post-marketing commitments to applicable regulatory authorities.

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

Packaging and Distribution in the U.S.

Our products are made available to authorized users of the Federal Supply Schedule (“FSS”) of the General Services Administration; as a result, additional laws and requirements apply. For example, our products meet applicable child-resistant packaging requirements in compliance with the U.S. Poison Prevention Packaging Act. Manufacturing, sales, promotion and other activities also are potentially subject to federal and state consumer protection and unfair competition laws.

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

Other Regulatory and Liability Matters

At least some of our intellectual property rights, including the patent family covering metreleptin methods of use, were generated through the use of U.S. government funding and are therefore subject to certain federal regulations. As a result, the U.S. government may have certain rights to such intellectual property pursuant to the Bayh-Dole Act of 1980 (the “Bayh-Dole Act”). These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if we fail to disclose the invention to the government or fail to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to other requirements, compliance with which may require us to expend substantial resources. To the extent any of our current or future intellectual property is generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply. Further, third parties, including regulatory or quasi-regulatory bodies may allege that certain of our other intellectual property, including relating to metreleptin or lomitapide, is subject to the provisions of the Bayh-Dole Act, which we or our licensors would need to defend against, which could be costly and unsuccessful. For example, Knowledge Ecology International has raised certain assertions to the NIH with respect to the lomitapide method of use patents and whether the Bayh-Dole Act or comparable legislation applies, the responses to which are being handled by UPenn, the licensor of the lomitapide patents.

Manufacturing, sales, promotion and other activities following product approval are also subject to regulation by numerous regulatory authorities in the U.S. in addition to the FDA, including the Centers for Medicare & Medicaid Services (“CMS”), other divisions of the DHHS, the DOJ, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments.

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

We maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees, but this insurance may not provide adequate coverage against potential liabilities. However, we do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us.

Foreign Regulation

In addition to regulations in the U.S., our business is subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products. We must obtain approval of a product by the regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. In addition, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country. For example, in the EU, the conduct of clinical trials is currently governed by both EU Clinical Trials Directive 2001/20/EC and EU Clinical Trials Regulation No. 536/2014, which impose obligations and procedures that are similar to those provided in applicable U.S. laws. The EU Good Clinical Practice and EU Good Laboratory Practice standards must also be respected during the conduct of the trials. Prior to commencement of a clinical trial in an EU Member State, an application for authorization of a clinical trial must be submitted to the regulatory authority and the relevant Ethics Committee of the relevant EU Member State in which the clinical trial will take place. The regulatory authorities of the EU Member States in which the clinical trial will be conducted must authorize the conduct of the trial, and the independent Ethics Committee must grant a positive opinion in relation to the conduct of the clinical trial in the relevant EU Member State before the commencement of the trial. Any substantial changes to trial protocol or other information submitted with the clinical trial applications must be submitted to or approved by the relevant regulatory authorities and ethics committees. However, under the new EU Clinical Trials Regulation No. 536/2014 a more harmonized procedure applies, with clinical trial authorization and other applications or notifications being submitted through a centralized EU clinical trials portal.

The approval process for clinical trials in other countries outside the U.S. and the EU varies from country to country, and the time may be longer or shorter than that required for FDA approval. In all cases, clinical trials are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

EU NCE Exclusivity

In the EU, new chemical entities, sometimes referred to as new active substances, qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. The data exclusivity, if granted, prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic application for eight years, after which generic marketing authorization can be submitted, and the innovator’s data may be referenced, but not approved for two years. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are determined to bring a significant clinical benefit in comparison with currently approved therapies. Metreleptin is entitled to ten years of market exclusivity by the EU from its approval in July 2018. Lomitapide has eight years’ data exclusivity and ten years’ marketing exclusivity in the EU from July 31, 2013, the date of the EC’s approval of lomitapide.

EU Drug Review and Approval

To obtain marketing authorization for a medicinal product in the EU, companies must submit an application for marketing authorization based on the International Conference on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use (“ICH”) Common Technical Document to the regulatory authorities of the EU Member States or to the EMA. Applicants need to demonstrate the quality, safety and efficacy of the medicinal product in the application for marketing authorization. This requires applicants to conduct human clinical trials to generate the necessary clinical data. Moreover, applicants are required to include, as part of the application for marketing authorization, the results of all studies performed and details of all information collected in compliance with an agreed PIP approved by the Pediatric Committee (“PDCO”), or a decision by the EMA granting a product-specific or class waiver for pediatric use or deferral for the conduct of the PIP.

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

EU Drug Marketing

Much like the Anti-Kickback Statute prohibition in the U.S., the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. The provision of benefits or advantages to physicians is governed by the national anti-bribery laws of EU Member States, such as the UK Bribery Act 2010 (the “UK Bribery Act”). Infringement of these laws could result in substantial fines and imprisonment.

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

The centralized procedure provides for the grant of a single marketing authorization by the EC that is valid for all EU Member States and the three EEA States (Iceland, Liechtenstein and Norway). The centralized procedure is compulsory for certain medicinal products, including medicinal products derived from certain biotechnological processes, orphan medicinal products, advanced therapy medicinal products and products with a new active substance indicated for the treatment of certain diseases. It is optional for those products that are a significant therapeutic, scientific or technical innovation, or the authorization of which would be in the interest of public. Under the centralized procedure in the EU, the timeframe for the evaluation of a marketing authorization application by the EMA’s CHMP is, in principle, 210 days from receipt of a valid application for marketing authorization. This time period excludes any clock stops when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP and if the applicant requests a re-examination of the CHMP opinion. Accelerated evaluation might be granted, following a substantiated request from the applicant, by the CHMP in exceptional cases, when a medicinal product is of a major public health interest particularly from the point of view of therapeutic innovation. Justification of what constitutes a major public interest is on a case by case basis. The justification should include the major benefits expected and present the arguments to support the claim that the medicinal product introduces new methods of therapy or improves on existing methods, thereby addressing to a significant extent the greater unmet needs for maintaining and improving public health. In this circumstance of an accelerated assessment, the opinion of the CHMP is given, in principle, within 150 days. Regardless of the assessment procedure, the opinion of the CHMP will be provided to the EC who will take the final decision on the application for centralized marketing authorization of a medicinal product. In light of the United Kingdom’s (“UK”) vote in 2016 to leave the EU, the so-called Brexit vote, there may be changes forthcoming in the scope of the centralized approval procedure as the terms of that exit are negotiated between the UK and the EU.

The decentralized marketing authorization procedure requires a separate application to, and leads to separate approval by, the regulatory authorities of each EU Member State in which the product is to be marketed. One national regulatory authority, the “reference” Member State, selected by the applicant, assesses the application for marketing authorization. As part of this procedure, an applicant submits an application for marketing authorization, or dossier, and related materials, including a draft SmPC, and draft labeling and package leaflet, to the reference EU Member State and the concerned EU Member States. This application is identical to the application that would be submitted to the EMA for authorization through the centralized procedure. The reference EU Member State prepares a draft assessment report and drafts of the related SmPC, labeling and package leaflet within 120 days after receipt of a valid application. The regulatory authorities of the other EU Member States, the “concerned” Member States, are subsequently required to grant marketing authorization for their territory on the basis of this assessment within

90 days of receipt thereof. The only exception to this obligation arises where the regulatory authorities provide evidence of potential serious risk to public health which would require this authorization to be refused. Similarly, the mutual recognition procedure is based on the acceptance by the regulatory authorities of the EU Member States of the marketing authorization of a medicinal product by the regulatory authorities of other EU Member States. The holder of a national marketing authorization may submit an application to the regulatory authority of an EU Member State requesting that this authority recognize the marketing authorization delivered by the regulatory authority of another EU Member State. The reference EU Member State prepares a draft assessment report and drafts of the related SmPC, labeling and package leaflet within 90 days after receipt of a valid application. The resulting assessment report is submitted to the concerned EU Member States, which within 90 days of receipt must each decide whether to approve the assessment report and the related materials. For both the decentralized and mutual recognition procedures, if a concerned EU Member State does not approve the assessment report and related materials on the grounds of potential serious risk to public health, the disputed points may eventually be referred to the Coordination Group for Mutual Recognition and Decentralized Procedures (“CMDh”) whose decision is binding on all EU Member States. If the CMDh does not reach an agreement, the disputed points are forwarded to the CHMP. The CHMP then adopts an opinion in the matter, which is forwarded to the EC, which makes the final decision regarding the application for a decentralized or mutual recognition marketing authorization. LOJUXTA was granted a marketing authorization by the EC under the centralized procedure. Because Aegerion was not able to provide comprehensive clinical data on efficacy and safety under normal conditions of use due to the rarity of the disease, and in light of Aegerion’s commitments to conduct an appropriate risk-mitigation program, LOJUXTA was approved under exceptional circumstances. This type of marketing authorization requires an annual reassessment of the risk/benefit of LOJUXTA by the CHMP, for which Amryt is now responsible. As part of the post-marketing commitments to the FDA, Aegerion is conducting an observational cohort study to generate more data on the long-term safety profile of lomitapide in the treatment of patients with HoFH, the patterns of use and compliance and the long-term effectiveness of controlling LDL-C levels. The EMA has required that all patients taking lomitapide in the EU be encouraged to participate in the study, and that the study period be open-ended. Amryt will bear the costs of conducting this study in the EEA and other relevant territories. In the study, physicians will follow each patient to track malignancies, tumors, teratogenicity, hepatic effects, and gastrointestinal adverse reactions, events associated with coagulopathy, major adverse cardiovascular events and death. The EMA also required that a vascular imaging study be conducted to determine the impact of lomitapide on vascular endpoints, which is now the responsibility of Amryt.

EU Orphan Designation and Exclusivity

The EMA grants orphan designation to promote the development of products that treat life-threatening or chronically debilitating conditions affecting not more than five in 10,000 people in the EU. In addition, orphan drug designation can be granted only if, for economic reasons, the medicinal product would be unlikely to be developed without incentives and if there is no other satisfactory method approved in the EU of diagnosing, preventing, or treating the condition, or if such a method exists, the proposed medicinal product must potentially be of significant benefit to patients affected by the condition. The application for orphan designation must be granted by the EC before an application for marketing authorization of the medicinal product is submitted. Upon grant of marketing authorization for the medicinal products, orphan designation provides ten years of market exclusivity for the orphan medicinal product in the orphan indication. During this ten-year period, with a limited number of exceptions, the regulatory authorities of the EU Member States and the EMA may not accept applications for marketing authorization, accept an application to extend an existing marketing authorization or grant marketing authorization for other similar medicinal products for the same orphan indication. Under an exception, marketing authorization could be granted to a similar medicinal product with the same orphan indication before the expiry of the ten years if the holder of the marketing authorization for the original orphan medicinal product has given its consent or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if this product is safer, more effective or otherwise clinically superior to the original orphan medicinal product. Moreover, the exclusivity period for the original orphan medicinal product may be reduced to six years if the designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. In 2012, metreleptin was granted orphan designation by the EC for the treatment of acquired PL, congenital GL, acquired GL and familial PL. Metreleptin is entitled to ten years of market exclusivity by the EU from its approval in July 2018. Despite the prevalence rate, lomitapide does not have orphan medicinal product exclusivity in the EU for the treatment of HoFH because the EMA views the relevant condition, for orphan drug purposes, to include both HoFH and HeFH.

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

European Data Collection

The collection and use of personal health data and other personal information in the EU is governed by the provisions of the General Data Protection Regulation (EU No. 2016/679) “GDPR”, which came into force in May 2018. The GDPR increased our responsibility and liability in relation to personal data that we process and we put in place additional mechanisms ensuring compliance with the GDPR during 2018. This Regulation imposes a number of strict obligations and restrictions on the ability to process (processing includes collection, analysis and transfer of) personal data, including health data from clinical trials and adverse event reporting. There is, moreover, a growing trend towards imposition of an obligation of public disclosure of clinical trial data in the EU which adds to the complexity of obligations relating to the processing of health data from clinical trials. Such public disclosure obligations are provided in the new EU Clinical Trials Regulation, EMA disclosure initiatives, and voluntary commitments by industry. The GDPR also includes requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals prior to processing their personal data or personal health data, notification of data processing obligations to the national data protection authorities and the security and confidentiality of the personal data. The GDPR also prohibits the transfer of personal data to countries outside of the EU that are not considered by the EC to provide an adequate level of data protection, except if the data controller meets very specific requirements. These countries include the U.S. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EU Member States may result in fines and other administrative penalties. Data protection authorities from the different EU Member States may introduce additional national regulations and guidelines, which adds to the complexity of processing personal data in the EU. Guidance developed at both EU level and at the national level in individual EU Member States concerning implementation and compliance practices are often updated or otherwise revised.

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

In the U.S., the Medicare program provides health insurance for people who are 65 or older, as well as certain people with disabilities and other conditions irrespective of their age. The Medicare program is funded by the federal government and administered by the CMS. The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”), established the Medicare Part D program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Medicare Part D is a voluntary prescription drug benefit, through which beneficiaries may enroll in prescription drug plans offered by private entities under contract with CMS for coverage of certain outpatient prescription drugs. Medicare Part D generally provides coverage for medically necessary self-administered drugs (i.e., drugs that do not need to be administered by a healthcare practitioner). MYALEPT and JUXTAPID may be covered under Medicare Part D. Coverage and reimbursement for outpatient drugs under Part D is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs the plan will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for products for which we receive marketing approval.

The availability of coverage under Medicare Part D may affect demand for MYALEPT and JUXTAPID. In order for MYALEPT and JUXTAPID to remain on or be included on the formularies of Part D prescription drug plans, we may have to offer discounts on the price of those products. In addition, manufacturers, including Aegerion, are required to provide a 50% discount on brand name prescription drugs utilized by Medicare Part D beneficiaries when those beneficiaries reach the so-called “donut hole” in their drug benefits in a particular year (i.e., a coverage gap between initial coverage and catastrophic coverage). However, any negotiated prices for our products covered by a Part D prescription drug plan likely will be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payers often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payers. We believe that investigations and enforcement actions by certain government agencies have caused a reduction in contributions to these third-party patient organizations, which may prevent these organizations from providing adequate financial assistance, including assistance with co-payment obligations, to individuals who would otherwise be unable to afford our products. As a result, Medicare Part D patients may not be able to afford their out-of-pocket co-payments for our products. In 2017, for example, we believe that a considerable number of JUXTAPID patients who were covered by Medicare Part D ceased treatment with JUXTAPID, due to reductions in contributions to patient assistance programs operated by independent charitable 501(c)(3) organizations, which resulted in prior sources of financial support for these patients being less available.

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

Government and private third-party payers have a variety of methodologies for paying for drugs and biologics. Payers are increasingly considering new metrics as the basis for reimbursement rates, such as average sales price, average manufacturer price (“AMP”) or actual acquisition cost. Recent changes to the Medicaid Drug Rebate Program, effective April 2016, require state Medicaid programs to reimburse certain brand name covered outpatient drugs at actual acquisition cost plus a dispensing fee. The impact of these evolving reimbursement mechanics on the willingness of providers to furnish MYALEPT or JUXTAPID or other products we may market and the prices we can command for these products is difficult to predict.

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

We participate in the Medicaid Drug Rebate Program. The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the DHHS as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. The PPACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs from 15.1% of AMP, to 23.1% of AMP and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, creating a new methodology by which rebates are calculated for drugs that are inhaled, infused, instilled, implanted or injected, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. The PPACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by enlarging the population potentially eligible for Medicaid drug benefits. Pricing and rebate programs must also comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990.

Under the Medicaid Drug Rebate Program, we are required to pay a rebate for each unit of our product reimbursed by a state Medicaid program as a condition of having federal funds made available to the states for our drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data that we report on a monthly and quarterly basis to CMS, the federal agency that administers the Medicaid Drug Rebate Program. We may also participate in state Medicaid supplemental rebate programs which require payment of an incremental rebate to state Medicaid programs for covered utilization of our products. Price reductions as well as price increases that exceed the rate of inflation for our products, such as the price increase for MYALEPT in February 2015, may result in increasing the rebates we are required to pay under the Medicaid Drug Rebate Program or state Medicaid supplemental rebate programs and the discounts we are required to offer under the Public Health Service (“PHS”) 340B drug pricing discount program (the “340B Program”), as discussed below. As a result of the substantial price increase for MYALEPT in February 2015, we continue to expect a significant gross-to-net adjustment for Medicaid rebates which will offset the majority of revenues from Medicaid and negatively impact net product sales in future quarters, since Medicaid rebates directly reduce our net product sales. The degree of such impact on our overall financial performance will depend on the percentage of MYALEPT patients that have Medicaid as their primary insurance coverage and the quantity of units ordered per patient. To date, approximately 35% of patients prescribed MYALEPT have been Medicaid beneficiaries. The number of patients prescribed MYALEPT in the future who are Medicaid beneficiaries could be higher than historical rates.

To maintain coverage of our products under the Medicaid Drug Rebate Program and Medicare Part B, we are required to extend significant discounts to certain “covered entities” (defined by statute to include certain types of hospitals and other healthcare providers that receive federal grants) that purchase products under the 340B Program. The 340B Program requires participating manufacturers to agree to charge such covered entities no more than the 340B “ceiling price” for the manufacturers’ covered outpatient drugs. The 340B ceiling price is calculated using a statutory formula, which is based on the AMP and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate Program. “Orphan drugs” (those designated under section 526 of the FDCA, such as MYALEPT and JUXTAPID) are exempt from the ceiling price requirements with respect to drugs purchased by certain covered entities (i.e., rural referral centers, sole community hospitals, critical access hospitals, and free-standing cancer hospitals). The PPACA also obligates the Health Resources and Services Administration (“HRSA”), the agency which administers the 340B Program, to promulgate various regulations and implement processes to improve the integrity of the 340B Program. The status of new and pending regulations and guidance is uncertain under the new presidential administration.

Drug products are subject to discounted pricing when purchased by federal agencies via the FSS. FSS participation is required for a drug product to be covered and reimbursed by certain federal agencies and for coverage under Medicaid, Medicare Part B and the 340B Program. FSS pricing is negotiated periodically with the Department of Veterans Affairs. FSS pricing is intended not to exceed the price that a manufacturer charges its most-favored non-federal customer for its product. In addition, prices for drugs purchased by the Veterans Administration, Department of Defense (including drugs purchased by military personnel and dependents through the Tricare Retail Pharmacy program), Coast Guard, and PHS are subject to a cap on pricing (known as the federal ceiling price) and may be subject to an additional discount if pricing increases more than the rate of inflation. Aegerion participates in the FSS, and has had an FSS contract in place for its products since 2016. Aegerion also participates in the Tricare Retail Pharmacy program, under which we pay quarterly rebates on utilization of MYALEPT and JUXTAPID when the products are dispensed through the Tricare Retail Pharmacy network to Tricare beneficiaries.

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

Further, in the U.S., the cost of pharmaceuticals continues to generate substantial governmental and third-party payer interest. There have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to pursue new legislative and/or administrative measures to control drug costs. The Trump administration recently released a “Blueprint,” or plan, to reduce the cost of drugs. The Trump administrations’ Blueprint contains certain measures that the U.S. Department of Health and Human Services is already working to implement. Individual state legislatures have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing. Some of these measures include price or patient reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure and transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.

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

Reference pricing used by various EU member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. In some countries, we may be required to conduct a clinical study or other studies that compare the cost-effectiveness of our product candidates, if any, to other available therapies in order to obtain or maintain reimbursement or pricing approval. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the EU do not follow price structures of the U.S. and generally published and actual prices tend to be significantly lower. This has largely proven to be the case for lomitapide and we expect to be the case for metreleptin. Publication of discounts by third-party payers or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries.

The HTA of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including the UK, France, Germany, Ireland, Italy and Sweden. The HTA process in the EU Member States is governed by the national laws of these countries. HTA is the procedure according to which the assessment of the public health impact, therapeutic impact, and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. HTA generally focuses on the clinical efficacy and effectiveness, safety, cost, and cost-effectiveness of individual medicinal products as well as their potential implications for the healthcare system. Those elements of medicinal products are compared with other treatment options available on the market. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the regulatory authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product vary between EU Member States. A negative HTA of one of our products by a leading and recognized HTA body could not only undermine our ability to obtain reimbursement for such product in the EU Member State in which such negative assessment was issued, but also in other EU Member States. For example, EU Member States that have not yet developed HTA mechanisms could rely to some extent on the HTA performed in countries with a developed HTA framework, such as the UK, when adopting decisions concerning the pricing and reimbursement of a specific medicinal product.

In 2011, Directive 2011/24/EU was adopted at the EU level. This Directive concerns the application of patients’ rights in cross-border healthcare. The Directive is intended to establish rules for facilitating access to safe and high-quality cross-border healthcare in the EU. It also provides for the establishment of a voluntary network of national authorities or bodies responsible for HTA in the individual EU Member States. The purpose of the network is to facilitate and support the exchange of scientific information concerning HTAs. This could lead to harmonization between EU Member States of the criteria taken into account in the conduct of HTA and their impact on pricing and reimbursement decisions, although such harmonization should not occur in the near future.

To obtain reimbursement or pricing approval in some countries, including the EU Member States, we may be required to conduct studies that compare the cost-effectiveness of our product candidates to other therapies that are considered the local standard of care. In the case of metreleptin, in preparation for seeking reimbursement and pricing approval, if metreleptin is approved by the EMA, we are conducting local and regional studies to ascertain the impact of metreleptin on morbidity, mortality and patients’ quality of life, in order to maximize the product’s value proposition to payers. There can be no assurance that any country will allow favorable pricing, reimbursement and market access conditions for any of our products, or that it will be feasible to conduct additional cost-effectiveness studies, if required.

In addition, in France, the competent authorities may unilaterally impose off-label marketing. Indeed, French competent authorities may issue “Temporary Recommendations for Use” which notably authorize off-label prescriptions. Such mechanism was introduced by Law No 2011-2012 (enacted on 29 December 2011) to render off-label use of drugs safer through patient monitoring and data collection but also to encourage pharmaceutical companies to complete new clinical trials and apply for an extension of their MA. This mechanism may ultimately lead to a re-evaluation of existing pricing and reimbursement decisions.

In certain of the EU Member States, products, such as MYALEPTA for GL and PL, that are designated as orphan medicinal products may be exempted or waived from having to provide certain clinical, cost-effectiveness and other economic data in connection with their filings for pricing/reimbursement approval. As noted above, LOJUXTA was not granted orphan designation by the EMA for the treatment of HoFH. As such, it is not eligible for benefits related to orphan designation. As a result, Amryt may not be able to provide all of the data required to obtain pricing/reimbursement approvals in certain EU Member States, which has and could, in the future, result in delays of pricing/reimbursement approvals for LOJUXTA, LOJUXTA not obtaining pricing/reimbursement approval at all, or LOJUXTA obtaining approvals at less than acceptable levels or with significant restrictions on use or reimbursement, all of which thereby potentially negatively impacting sales milestone and royalty payments Aegerion receives under its license agreement with Amryt.

Many countries outside the U.S. and EU have pricing and reimbursement approvals and regimes that are comparable to those in the key EU markets.

U. S. Healthcare Reform

Our revenues and operations could be affected by changes in healthcare spending and policy in the U.S. We operate in a highly regulated industry and new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to health care availability, the method of delivery or payment for health care products and services could negatively impact our business, operations and financial condition. As noted above, the U.S. Congress and state legislatures from time to time propose and adopt initiatives aimed at cost containment, which could impact our ability to sell our products profitably. For example, the PPACA substantially changed the way healthcare is financed by both governmental and private insurers. The law contains a number of provisions that affect coverage and reimbursement of drug products and/or that could potentially reduce the demand for our products such as:

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

In 2012, the Supreme Court of the U.S. heard challenges to the constitutionality of the individual mandate and the viability of certain provisions of the PPACA. The Supreme Court’s decision upheld most of the PPACA and determined that requiring individuals to maintain “minimum essential” health insurance coverage or pay a penalty to the Internal Revenue Service was within Congress’s constitutional taxing authority. As a result of tax reform legislation passed in late December 2017, the individual mandate has been eliminated; the long ranging effects on the viability of the PPACA are unknown at this time.

On January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the PPACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and our business, are not yet known.

Further, each chamber of Congress has put forth multiple bills designed to repeal or repeal and replace portions of the PPACA. Congress will likely consider other legislation to replace elements of the PPACA litigation and legislation over the PPACA are likely to continue, with unpredictable and uncertain results.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted that, directly or indirectly, affect or are likely to affect, the pharmaceutical industry and the commercialization of our products, including the Budget Control Act of 2011, the American Taxpayer Relief Act of 2012 and the Middle Class Tax Relief and Job Creation Act of 2012 as discussed above.

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

Promotional Activities and Interactions with Healthcare Providers and Patients

The FDA and other regulatory agencies strictly regulate promotional claims about prescription drug and biological products through, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet and social media. A product generally cannot be commercially promoted before it is approved. In general, after approval, a drug product may not be promoted for uses that are not approved by the FDA, the EC, and the regulatory authorities of the EU Member States or such other regulatory agencies as reflected in the product’s prescribing information. Moreover, the promotion of prescription-only medicinal products to non-healthcare professionals is prohibited in the EU. In the U.S., healthcare professionals are generally permitted to prescribe drugs and biologics for “off-label” uses (i.e., uses not described in the drug’s labeling) because the FDA does not regulate the practice of medicine. However, FDA regulations impose stringent restrictions on manufacturers’ communications regarding off-label uses. A manufacturer may not promote a drug or biologic for off-label use, but under very specific conditions, it may be permissible for a manufacturer to engage in non-promotional, truthful, non-misleading communication regarding off-label information. If a company is found to have promoted off-label uses, it may become subject to adverse publicity and enforcement action by the FDA, the DOJ, or the Office of the Inspector General of the DHHS, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug or biological products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion, and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. For example, as described in detail in Note 16, Commitments and Contingencies, in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report, to resolve investigations conducted by the DOJ and SEC regarding Aegerion’s U.S. commercial activities and disclosures related to JUXTAPID, in September 2017 Aegerion was required, among other things, to pay approximately $40.1 million in aggregate penalties over three years, which includes $7.2 million in restitution, a civil penalty of $4.1 million to be paid to the SEC pursuant to the SEC Judgment, and $28.8 million to be paid pursuant to the DOJ Civil Settlement Agreement.

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

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their respective implementing regulations, which impose, among other things, specified requirements on covered entities and their business associates relating to the privacy and security of individually identifiable health information including mandatory contractual terms and required implementation of technical safeguards of such information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.

•
The Physician Payments Sunshine Act, enacted as part of the PPACA, which imposed new annual reporting requirements for certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, for certain payments and “transfers of value” provided to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

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

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. If our operations are found to be in violation of any of these laws or any other related governmental regulations that may apply to us, as Aegerion’s operations have been as described below, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, disgorgement, exclusion of drugs from government funded healthcare programs, such as Medicare and Medicaid, reputational harm, additional oversight and reporting obligations and the curtailment or restructuring of our operations. As noted above, in September 2017, Aegerion entered into the Settlement to resolve investigations conducted by the DOJ and the SEC regarding Aegerion’s U.S. commercial activities and disclosures related to JUXTAPID, and on January 30, 2018, a U.S. District Court judge sentenced Aegerion after the judge accepted Aegerion’s guilty criminal plea. Aegerion was required, among other things, to pay approximately $40.1 million in aggregate penalties over three years, and was put on probation for three years. Aegerion is also subject to a CIA, DPA related to HIPPA compliance, and a pending civil consent decree with the FDA and the DOJ relating to the JUXTAPID REMS program. See the Note 16, Commitments and Contingencies, in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report for further information regarding ongoing investigations, including the Settlement, and other legal proceedings. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to similar actions, penalties and sanctions. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from the business. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations.

The number and complexity of both federal and state laws continues to increase, and additional governmental resources are being used to enforce these laws and to prosecute companies and individuals who are believed to be violating them. In particular, the PPACA includes a number of provisions aimed at strengthening the government’s ability to pursue anti-kickback and false claims cases against pharmaceutical manufacturers and other healthcare entities, including substantially increased funding for healthcare fraud enforcement activities, enhanced investigative powers, and amendments to the False Claims Act that make it easier for the government and whistleblowers to pursue cases for alleged kickback and false claim violations. While it is too early to predict what effect these changes will have on our business, we anticipate that government scrutiny of pharmaceutical sales and marketing practices will continue for the foreseeable future and subject us to the risk of government investigations and enforcement actions. For example, federal enforcement agencies recently have shown interest in pharmaceutical companies’ product and patient assistance programs, including manufacturer reimbursement support services and relationships with specialty pharmacies. Some of these investigations have resulted in significant civil and criminal settlements.

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

Our international operations are subject to compliance with the Foreign Corrupt Practices Act (“FCPA”) which prohibits U.S. corporations and individuals from paying, offering to pay, or authorizing the payment of anything of value, directly or indirectly, to any foreign government official, government staff member, political party, or political candidate for the purpose of obtaining or retaining business or to otherwise influence a person working in an official capacity. We also may be implicated under the FCPA by the activities of our partners, collaborators, contract research organizations, vendors or other agents. The FCPA also requires us, as a public company, to make and keep books and records that accurately and fairly reflect all of our transactions and to devise and maintain an adequate system of internal accounting controls. An aspect of the SEC’s investigation into Aegerion’s disclosures and activities relates to alleged FCPA violations in Brazil. These potential violations are excluded from the Settlement of the JUXTAPID investigations.

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

We are also subject to compliance with the anti-bribery laws of other countries, including Brazil. Our activities outside the U.S. or those of our employees, licensees, distributors, manufacturers, clinical research organizations, or other third parties who act on our behalf or with whom we do business could subject us to investigation or prosecution under foreign or U.S. laws. For example, federal and São Paulo authorities in Brazil are each conducting an investigation to determine whether there have been any violations of Brazilian laws related to the sales of JUXTAPID in Brazil. See Note 16, Commitments and Contingencies, in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report for further information regarding these investigations and other legal proceedings.

As a public company listed in the U.S. and domiciled in Canada, we are subject to a variety of financial disclosure and securities trading regulations in the U.S. and Canada, including laws relating to the oversight activities of the Canadian securities administrators and the SEC, and the rules and regulations of NASDAQ, on which our shares are traded. In addition, the Financial Accounting Standards Board, the Canadian securities administrators, the SEC, and other bodies that have jurisdiction over the form and content of our Consolidated Financial Statements and other public disclosure are issuing and amending proposed and existing pronouncements designed to ensure that companies disclose relevant and transparent information relating to their respective businesses.

The failure to comply with laws governing international business practices may result in substantial civil and criminal penalties and suspension or debarment from government contracting. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.

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

Significant Customers

For the year ended December 31, 2018, one customer accounted for 64% of our net revenues and 35% of our accounts receivable balance.

Employees

As of December 31, 2018, we had 109 employees, 34 of whom were engaged in research, development, clinical and regulatory affairs, quality control and assurance, 45 of whom were engaged in commercial, and 30 of whom were engaged in finance, business development, information technology, human resources, and legal.

Corporate Information

Novelion, formerly known as QLT, was originally formed in 1981 under the laws of the Province of British Columbia. Our principal headquarters are located at c/o Norton Rose Fulbright, 1800-510 West Georgia Street, Vancouver, British Columbia, Canada, and our telephone number is (877)-764-3131.

Where You Can Find More Information

You are advised to read this Annual Report in conjunction with other reports and documents that we file from time to time with the SEC. Copies of our annual reports on Form 10-K will be furnished without charge to any person who submits a written request directed to the attention of our Secretary, at our offices located at c/o Norton Rose Fulbright, 1800-510 West Georgia Street, Vancouver, B.C. V6B 0M3, Canada. These reports are also available on the SEC’s website at www.sec.gov. The System for Electronic Document Analysis and Retrieval also provides access to most public securities documents and information filed by issuers (including Novelion) with the thirteen provincial and territorial securities regulatory authorities (Canadian Securities Administrators) at its website at www.sedar.com. We make our periodic and current reports available on our internet website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Our internet address is www.novelion.com.

ga Item 1A.	Risk Factors.

There is substantial doubt about our ability to continue as a going concern.

We incurred a net loss of $108.3 million and used $55.5 million in cash to fund operating activities for the year ended December 31, 2018. Our operating subsidiary, Aegerion (where substantially all of our assets and operations reside) has substantial outstanding liabilities and commitments, including (as of December 31, 2018) $302.5 million in outstanding principal under its Convertible Notes due August 15, 2019, $75.9 million in outstanding principal (including paid in kind fees and interest) under the Bridge Loans, with a maturity date of June 30, 2019, $37.1 million under the Intercompany Loan, which has a maturity date of July 1, 2019 (and which Bridge Loan and Intercompany Loan amounts were subsequently reduced by repayments received from the proceeds of the Japan License Agreement described below), as well as $31.1 million owing under the Settlement, payable in prescribed installments until the first quarter of 2021. We, including Aegerion, have limited available cash and other liquid assets. As a result of our anticipated operating cash usage and maturities of outstanding debt and financial obligations, there is substantial doubt about our ability to continue as a going concern, as stated in Note 1, Description of Business - Going Concern, in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report. Such statement and underlying circumstances may negatively impact the trading price of our common shares, which are already trading at historical lows, and make it more difficult, time consuming or expensive to obtain any necessary financing. In the event we are unable to continue our operations, including as a result of a lack of liquidity or an inability to repay, refinance or otherwise restructure Aegerion’s indebtedness upon maturity (and which matures in the near term), we may have to liquidate our assets and it is likely that investors will lose all or a part of their investment. As described below and in the auditor’s explanatory paragraph, there is no assurance that Aegerion will be able to repay, refinance or restructure its indebtedness upon maturity.

During the fourth quarter of 2018, we announced that Aegerion has engaged advisors (who advised on the Bridge Credit Agreement) to, among other things, undertake a comprehensive review of Aegerion’s capital structure, and that Novelion and Aegerion have engaged advisors, respectively, to independently explore and advise each respective company on all available financial and strategic options available to it, such as a restructuring of Aegerion’s Convertible Notes (including a restructuring that would likely involve a debt for equity swap, which would be highly dilutive to existing Novelion shareholders), a sale or merger of Novelion or Aegerion, or the sale or other disposition of certain businesses or assets (any of which, along with the failure to execute one or more of such transactions, is likely to cause Aegerion, and may cause Novelion, to seek the protections of applicable bankruptcy laws allowing for corporations to seek to restructure their debts and other affairs under a reorganization) (which collective review we refer to as our review of “strategic alternatives”). Further, even if a potentially viable strategic alternative is identified, pursuing such an alternative is costly and requires considerable bandwidth of management and other employees, and may not result in an executed transaction, or a transaction that is subsequently consummated. And, any such strategic alternative, if available, may require us to further reduce the size of our workforce and further curtail operations and development activities.

Our ability to continue as a going concern is dependent upon our ability to undertake a comprehensive recapitalization or restructuring of all or substantially all of Aegerion’s outstanding debt as it matures and/or undertake such other strategic alternative, and our ability to identify and pursue such a strategic alternative is highly speculative. Our ability to restructure or refinance Aegerion’s debt, or otherwise seek funding, will depend on factors outside of our control, including the conditions in the capital and debt markets, as well as our financial condition at such time. Any refinancing of Aegerion’s debt or new funding sources could be at higher interest rates, may require us to comply with more onerous covenants or have other unfavorable terms, which could further restrict our business operations. For example, under the terms of the Bridge Credit Agreement, Aegerion’s payment of principal and interest on the Intercompany Loan is subordinated to the prior payment in full of the New Money Loans (subject to limited exceptions) and Aegerion is prohibited from making payments in cash to Novelion, including for out-of-pocket costs incurred by Novelion, and services rendered by or on behalf of Novelion, for the benefit of Aegerion, unless such payments are approved by the lenders under the Bridge Credit Agreement. Further, there is no assurance that the Intercompany Loan will be paid in full upon maturity. Although the Bridge Lenders agreed not to challenge $19.4 million of the Intercompany Loan amount currently outstanding as of the filing date of this Annual Report, the treatment of such loan could be contested, including in connection with any strategic alternative that we might pursue. We may not be successful in defending any challenges to our Intercompany Loan, and any such efforts can be costly and require substantial resources, which may not be available. If we cannot successfully defend the treatment of the Intercompany Loan, such outcome could have a negative and material impact on the shareholders of Novelion and the value of our common stock. Also, there is no assurance that we will be able to refinance or extend principal payments of Aegerion’s debt due at maturity or pay Aegerion’s debt with proceeds of other funding sources. Any inability to obtain additional funds or alternative financing on acceptable terms and on a timely basis would likely cause us to be unable to meet our payment obligations and other capital commitments, which could have a material adverse effect on our business, financial condition and results of operations and on our ability to continue as a going concern. Further, even if we are able to successfully restructure the debt or otherwise obtain additional funds or alternative financing on acceptable terms and on a timely basis, we may still be unable to generate sufficient cash to support our operations, including our considerable liabilities and commitments, which could cause us to be unable to continue as a going concern. Given the quantum and near-term maturity of Aegerion’s outstanding debt obligations, a bankruptcy reorganization will likely be required for Aegerion, and could be required for Novelion, in the near term to implement transactions that are necessary to effect a comprehensive refinancing, wholesale recapitalization or other strategic alternative, if available, or in the event of the failure to complete such transactions.

There is a significant risk that Aegerion will not be able to repay or refinance the Convertible Notes or other debt obligations when they mature. As a result, Novelion and Aegerion are considering transactions that could leave our current shareholders with little or no financial ownership of Novelion.

Aegerion’s Convertible Notes mature on August 15, 2019. Given our stock price, the holders of the Convertible Notes are unlikely to exercise their conversion right. As a result, we assume that, absent the execution of a strategic transaction or comprehensive capital structure solution, we will be required under the terms of the Convertible Notes to repay the full $302.5 million principal amount currently outstanding at maturity. Based on our currently anticipated operating results, however, and even taking into account the recent cost-reduction initiatives we have implemented and product revenues that we forecast, we will not be able to repay the Convertible Notes when due. Accordingly and as discussed above, we are currently considering alternatives to the repayment of the Convertible Notes in cash, including alternatives that could result in leaving our current shareholders with little or no financial ownership of Novelion. Our Board of Directors will consider and pursue strategic alternatives that might be presented by third parties, the terms of which could dilute the ownership interest of our existing shareholders, may include repayment preferences that adversely affect the rights of our shareholders and the value of their securities, or may not provide any value for our shareholders at all (such as an out of court debt for equity swap or a transaction effected pursuant to the bankruptcy laws of the U.S. and/or Canada).

We may not have sufficient cash to support our business, including servicing Aegerion’s debt, and will need to raise substantial additional capital in the near term. If additional capital is not available at all or on acceptable terms when we need it, we will have to delay, further reduce or even cease operations.

Aegerion’s level of indebtedness, the significant negative impact of PCSK9 inhibitor products on U.S. JUXTAPID sales, the payments by Aegerion to the government under the Settlement, the past and future costs of our review of strategic alternatives, and the costs and expenses Aegerion has incurred, and expects to continue to incur, in connection with the JUXTAPID Investigations and other ongoing government investigations and related matters have significantly diminished and are expected to further significantly diminish the capital we have to fund anticipated and unanticipated expenses. Accordingly, any strategic transaction that we pursue will need to provide us with capital to continue our operations, and such an alternative may not be available at all or on terms that are favorable to us. Our capital structure, including the allocation of assets (including cash) and obligations between Novelion and Aegerion, has also limited and will continue to impede our access to cash and financing, especially given the terms of the Bridge Credit Agreement, which generally prohibits cash payments from Aegerion to Novelion; and, further, each company has its own liquidity and operational needs, which may not be aligned and which may be in conflict with one another. Aegerion’s ability to refinance its indebtedness and otherwise comply with its obligations will depend on the debt and capital markets, which are unpredictable, and our financial condition (on a consolidated basis) at such time. Aegerion may not be able to engage in any cash generating activities or engage in these activities on desirable terms, which could cause a default on these debt obligations, resulting in a materially adverse effect on our consolidated business. In addition, while Aegerion did receive $15.0 million in cash from the proceeds of the Japan License Agreement, $12.0 million of these proceeds are required by the Bridge Credit Agreement to be used in accordance with a proceeds reinvestment budget (which primarily relates to the development activities related to MYALEPT as a potential treatment for PL in the U.S.), and the balance is to be used in accordance with a general budget of Aegerion, in each case, subject to certain restrictions. Even if Aegerion is able to generate cash, restrictions in the Bridge Loans on Novelion’s ability to receive cash from Aegerion, including in connection with the shared services agreements between Novelion and Aegerion, are likely to prevent Novelion from accessing such cash, which would have a material and adverse effect on Novelion’s shareholders.

We may be unable to service, restructure or refinance Aegerion’s debt, obtain additional financing, and our financial and strategic review process might not be successful, and we may be required to delay, reduce or cease operations. Even if we were able to obtain additional financing or consummate such other strategic alternative, we may be unable to resume the research and development efforts and other potential growth initiatives that were curtailed as a result of our cost-reduction plans, which efforts are critical to any future growth of our business. Any inability to obtain additional financing or implement another strategic alternative, in any amount or on any terms, would harm our business, financial condition and operating results.

Further, Aegerion’s debt position places us at a disadvantage compared to our competitors who have less debt; limits our flexibility in planning for, or reacting to, changes in our business and our industry; and makes us more vulnerable to adverse changes in general U.S. and worldwide economic, industry and competitive conditions and adverse changes in government regulation.

Novelion and Aegerion’s ability to pursue the clinical development activities and other initiatives discussed in the following risk factors, including conducting a clinical trial to expand metreleptin’s indication in the U.S. to patients with partial lipodystrophy (“PL”), will require significant funding, which, as noted above, may not be available.

If a fundamental change is triggered under the Convertible Notes, our business, financial condition and results of operations on a consolidated basis could be materially and adversely affected.

Holders of the Convertible Notes have the right to require the repurchase of their notes for cash upon the occurrence of a fundamental change at a repurchase price equal to 100% of the respective principal amount, plus accrued and unpaid interest, if any. Subject to certain exceptions as provided in the indenture governing the Convertible Notes, a fundamental change includes (a) delisting of Novelion’s common shares, (b) liquidation of Aegerion, (c) the acquisition of 50% or more of the voting interests in Aegerion, (d) an event in which Aegerion merges or consolidates with another entity and (e) an event in which Aegerion conveys, sells, transfers or leases all or substantially all of its assets to another entity. Among the exceptions provided in the indenture are for transactions described in (c), (d) and (e) in which (i) Aegerion’s common stock holders immediately prior to the transaction have the right to exercise, directly or indirectly, 50% or more of the total voting power of the capital stock of the continuing or surviving entity or transferee or parent thereof following the transaction or (ii) 90% of the consideration paid for Aegerion’s common stock in a transaction consists of stock that is or will be quoted on the New York Stock Exchange or NASDAQ. Further, unless Aegerion elects to deliver our common shares to settle any conversions of Convertible Notes, Aegerion would be required to settle a portion or all of the conversion obligation through the payment of cash. Aegerion may not have enough available cash or be able to obtain financing at the time it is required to make repurchases of Convertible Notes surrendered therefor or Convertible Notes being converted. The failure to repurchase Convertible Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the Convertible Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or a fundamental change itself could also lead to a default under agreements governing our or Aegerion’s current and future indebtedness, including the Bridge Loans and the Intercompany Loan. If the repayment of such indebtedness were to be accelerated after any applicable notice or grace periods, Aegerion is unlikely to have sufficient funds to repay such indebtedness and repurchase the Convertible Notes or make cash payments upon conversions thereof or other required payments on its other indebtedness, which would materially and adversely affect our business, financial condition and results of operations on a consolidated basis.

The terms of the Bridge Loans are onerous and may have a material adverse effect on Novelion’s business and operations, and any future financing arrangements we enter into may impose even more burdensome obligations on us.

As discussed above, in connection with the Bridge Loans, Novelion entered into an amendment to the Amended and Restated Intercompany Loan Agreement and consented to Aegerion’s entry into the Bridge Credit Agreement, providing that the Intercompany Loan and the Roll Up Loans are pari passu in right of payment (but not in terms of liens) and providing that payments on the Intercompany Loan are limited with only limited specific payments permitted, including that interest will be paid in kind; fees, costs and expenses may accrue but cannot be paid in cash or in kind and that principal may not be paid (except $3.5 million of principal that was repaid in connection with the closing of the Bridge Loans and $2.1 million of principal that was repaid out of a portion of the proceeds received from the consideration for the closing of the Japan License Agreement as permitted under the Bridge Credit Agreement). Further, such payments cannot be used to challenge the debt claims of the Bridge Lenders, placing us at a disadvantage if there were a dispute as to such claims, especially in light of our limited cash available. Also in connection with the Bridge Loans, Novelion has agreed that it will not receive payments in cash for services provided under the shared services agreements with Aegerion, unless approved by the Bridge Lenders, and Novelion, which has no other sources of cash or revenue, is required to continue to perform services and pay Aegerion in cash for services Aegerion provides to Novelion, putting further constrains on Novelion’s cash position. Further, under the subordination agreement with the Bridge Lenders, Novelion in its capacity as a secured lender to Aegerion has limited rights to raise certain challenges vis-à-vis the Bridge Lenders in a bankruptcy proceeding of Aegerion and its subsidiaries. Additionally, the Bridge Credit Agreement imposes strict and burdensome budget constraints on Aegerion, and Aegerion is required to obtain the Bridge Lenders’ approval for matters not contemplated by the agreed-upon budget, and if costs and revenues vary from the budget outside of certain permitted variances, it will be an event of default under the Bridge Loans and the Intercompany Loans. Such restrictions will substantially restrict Novelion’s ability to generate cash and operate the business of its operating subsidiary, and provides Novelion with limited recourse and, further, each company has its own liquidity and operational needs, which may not be aligned and which may be in conflict with one another. Because Novelion and the Bridge Lenders have competing interests, and in light of the prohibition on Aegerion’s ability to make payments to Novelion under the Bridge Loan Agreement, we may be unable to pursue efforts or alternatives that we deem necessary and in the best interest of our business, which could have a material adverse effect on our business and operations and on any value attributable to Novelion’s shareholders. Further, any financing that may be available to us in the future is likely to impose even more burdensome restrictions on our business, which could have a further material adverse effect on our business and operations and on any value attributable to Novelion’s shareholders.

If we are no longer able to meet the listing requirements of the NASDAQ Global Select Market, our stock may be delisted.

The NASDAQ Global Select Market (“NASDAQ”), on which our common shares are listed and traded, has listing requirements that include a $1.00 minimum closing bid price requirement and a minimum public float requirement of $15.0 million. NASDAQ will issue a deficiency notice if an issuer is in violation of a listing standard for a period of 30 consecutive days. Our stock has recently traded below $1.00 and our public float has at times fallen below $15.0 million. If our stock trades below $1.00, or if our public float stays below the minimum public float, for 30 consecutive days, or if we fail to satisfy other listing requirements, NASDAQ may elect, subject to any potential cure periods, to initiate a process that could delist our common shares from trading on the NASDAQ. Should such a delisting occur, it would adversely impact the liquidity and price of our common shares, impede our ability to raise capital and would constitute a fundamental change under our Convertible Notes, giving the holders of the Convertible Notes the right to require the repurchase of their notes for cash, which could lead to an event of default as described above.

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

Our ability to continue our operations depends upon retaining, recruiting and motivating employees, especially our management team. Experienced employees in the biopharmaceutical and biotechnology industries are in high demand and competition for their talents can be intense, especially in the location of Aegerion’s U.S. headquarters, the Cambridge, Massachusetts area.  We have entered into employment agreements with our executive officers and certain other employees, but any employee may terminate his or her employment with us at any time. Our August 2018 workforce and cost reductions, in conjunction with our January 2018 workforce reductions, continuing turnover, including executive turnover and having an interim Chief Executive Officer and interim head of research and development, in the wake of our August 2018 reductions and following the announcement that we are reviewing strategic alternatives, our and Aegerion’s cash, capital structure and financing challenges, including those set forth in the risk factors above, may adversely affect our ability to attract, motivate and retain executives and other key employees and keep them focused on our strategies and goals. The loss of the services of any of these executives or key employees, or our inability to recruit desirable candidates or find adequate third parties to perform such services on reasonable terms and on a timely basis, could impede our operations, including the more streamlined objectives coming out of our August 2018 workforce and cost reductions, and could have a negative impact on our stock price. Aegerion’s workforce reductions in 2016 in connection with its cost-reduction plan, and the attrition thereafter, along with our workforce reductions in January 2018 and workforce and cost reductions in August 2018, and the attrition thereafter, have resulted in the loss of longer-term employees, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, which have had and could continue to have an adverse effect on our operations. The August 2018 workforce and cost reductions further resulted in the suspension of activities related to the development of metreleptin in additional indications and potential development work on additional lomitapide indications, which has exacerbated the risk of not being able to retain key employees and executives, particularly those in our research and development teams. The suspension of these development activities has also led to significant and indefinite delays in these development programs, which may, along with the other development and commercialization risks set forth in the Risk Factors, as supplemented in this risk factors section, impact the ultimate development timelines and success, and the potential commercialization of our products in these potential indications. In addition, with the approval of MYALEPTA in the EU in July 2018, we have significant additional operational needs and requirements. For example, we are pursuing pricing and reimbursement approvals in key EU markets, preparing for launches in key EU markets, and working to implement several EU post-marketing commitments, including a pediatric study in generalized lipodystrophy (“GL”) patients, an immunogenicity study, a post-approval study in PL and the global registry study for metreleptin. While the August 2018 workforce and cost reductions were primarily focused on U.S. employees and corporate-level projects and activities, our U.S. teams play an integral role in supporting the efforts of the EU team, particularly in the areas of pricing and reimbursement and implementing post-marketing commitments. Any failure to meet our post-marketing commitments or inability to effectively launch in key EU markets where we are able to launch or to obtain pricing and reimbursement approvals in key EU markets, along with the other applicable risks set forth in this Risk Factors section, could have an adverse effect on our operations and impact our ability to commercialize MYALEPTA in the EU. We may also lose out on other business opportunities, not be able to comply with other business requirements, and face reduced productivity among remaining employees, if employees are distracted, if morale is low, if employee attrition continues, if workloads are too burdensome or if continuing employees or third party consultants are not available on a timely basis, or at all, or unfamiliar with the tasks at hand.  Any significant impact of the risks described in this risk factor could negatively impact our financial performance and our ability to develop and commercialize metreleptin and lomitapide successfully.

Our business depends on the success of our two commercialized products, metreleptin and lomitapide. These products may not be successful and may not generate sales at levels sufficient to sustain our operations.

Our business depends on the success of our two commercialized products, metreleptin and lomitapide. We have a limited history of generating revenues from the sale of such products, and we anticipate that we will continue to incur significant costs and expend significant operating and management resources associated with developing and commercializing them. We may not be able to undertake such efforts or investments on a timely basis, at desirable levels or on favorable terms, or at all, including as a result of insufficient cash flows and an inability to obtain financing, a decline in our total revenues, and overall availability of our resources, which are scarce. Even if we are able to undertake any such efforts and investments, these products may not be successful and may not generate sales at levels sufficient to sustain our operations.

Our ability to generate sales of these products (and revenues from such sales), and to attain profitability and positive cash flow from operations, in the future, or at all, will depend on the commercial success of these products in the U.S. and other key markets, which will depend on, among other factors: obtaining or maintaining regulatory approvals for such products, and obtaining or maintaining such regulatory approvals without onerous restrictions or limitations in the resulting label; obtaining or maintaining favorable pricing for and reimbursement of these products in the U.S. and in key countries outside the U.S.; and the availability of financial assistance for individuals who otherwise cannot afford our products. Commercial success of these products will also significantly depend on continued and expanded acceptance by the medical community of, and market demand and medical need for, these products, including, in the case of lomitapide, in light of the availability of PCSK9 inhibitor products, which has had a significant adverse impact on sales of lomitapide in the U.S. We expect that named patient sales of metreleptin and lomitapide in Brazil in the near-term will continue to be a significant source of revenues; however, we expect net product sales from named patient sales in Brazil and other countries to continue to fluctuate quarter-over-quarter significantly more than sales in the U.S. and other markets where our products are approved for commercial use, which could have a negative impact on our stock price. If metreleptin or lomitapide does not achieve, expand or maintain commercial success, our future operating results and financial condition may be materially adversely affected, and we may never achieve profitability or even be able to sustain our operations.

We may not be able to maintain or expand market acceptance for metreleptin or lomitapide in the U.S. or to gain market acceptance in markets outside the U.S. where we commercialize such products, and we may continue to see a significant number of patients who choose not to start or stay on therapy.

The commercial success of metreleptin and lomitapide will depend primarily upon our ability to maintain and expand the acceptance of these products by the medical community, including by physicians and healthcare payers, and by the relevant patients in the U.S., and to gain and maintain such acceptance in countries outside the U.S. where such products are or may be commercialized. The degree of market acceptance of our products will therefore depend on a number of factors, including:

•
physicians’ views as to the scope of the approved indication and limitations on use and warnings and precautions contained in the approved labeling or prescribing information for our products, including the boxed warnings on the MYALEPT and JUXTAPID labels;

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

•
the willingness of insurance companies, managed care organizations, other private payers, and government entities in the U.S. that provide reimbursement for medical costs to continue to provide reimbursement for MYALEPT and JUXTAPID at the price at which we offer each and without imposing restrictions on the use of the product, such as, for JUXTAPID, requiring adult homozygous familial hypercholesterolemia (“HoFH”) patients to undergo treatment with a PCSK9 inhibitor product prior to starting JUXTAPID or switching current JUXTAPID patients to PCSK9 inhibitor products, and for MYALEPT, requiring potential patients to first undergo leptin level tests, in each case, which delay or otherwise impact reimbursement;

•
progressing market access dossiers in key EU countries and conducting the HTA price and reimbursement negotiations in key EU countries where the results of the HTA review are likely to support a pricing and reimbursement approval at an adequate level;

•
the ability and willingness of adult HoFH and GL patients to pay, or to arrange for payment assistance with respect to, any patient cost-sharing amounts for MYALEPT or JUXTAPID applicable under their insurance coverage, and the availability of co-pay assistance;

•
the availability, efficacy, safety, tolerability, and pricing of competitive therapies, including, in the case of lomitapide, PCSK9 inhibitor products, which risk is described in more detail under the risk factor “We are subject to intense competition. If we are unable to compete effectively, our business will be harmed. Competitive products could render metreleptin or lomitapide non-competitive or obsolete, which would have a materially negative impact on our results of operations”;

•
our ability to obtain financing (which we may not be able to obtain in a timely manner, on favorable terms, or at all) to have funding available to support the development and commercialization efforts for our products; and

•
the effectiveness of our sales, marketing and distribution strategies and our ability to execute on and achieve these strategies, particularly in light of our cash position and recent workforce reductions and cost-containment plans, as well as the continuing challenges to the lomitapide business, including, among other things, the impact of competitive products on JUXTAPID sales.

Further, we may not be able to expand, or even maintain, market share for lomitapide due to the risk of hepatotoxicity, and the enhanced requirements of the recently modified and implemented JUXTAPID Risk Evaluation Management Strategy (“REMS”) program (as so modified, the “JUXTAPID REMS program”), which program includes certification, education, prescribing and documentation requirements. We may lose JUXTAPID patients temporarily or permanently, or add new adult patients with HoFH at a slower than expected pace, for a variety of reasons, including: the inability to certify new healthcare professionals on a timely basis or at all; the failure of new healthcare professionals and patients to complete the patient counseling requirements and sign and submit the required patient acknowledgment form on a timely basis or at all; the failure of prescriptions for JUXTAPID to meet all of the requirements of the JUXTAPID REMS program, including any resulting payer issues or delays; and that the more complex and involved efforts to educate healthcare professionals of the goals of the JUXTAPID REMS program, and related documentation, may cause healthcare professionals to stop or delay treatment with JUXTAPID, or try alternative therapies for adult HoFH patients before starting or continuing JUXTAPID treatment. Further, it is possible that the enhanced requirements of the JUXTAPID REMS program will cause JUXTAPID to be viewed as more risky than other therapies, and some healthcare providers and patients may determine that the burdens of the JUXTAPID REMS program, and perceived risks of the therapy, outweigh the benefits of JUXTAPID as compared to other available treatments, which would have a negative impact on JUXTAPID revenues. Further, the JUXTAPID REMS program could discourage insurance companies, managed care organizations, other private payers, and government entities that provide reimbursement for medical costs from continuing to provide reimbursement for JUXTAPID, which would also have a negative impact on JUXTAPID revenues. Even without taking into account the implications of the JUXTAPID REMS program, some physicians and HoFH patients may simply determine that the benefits of lomitapide in reducing low-density lipoprotein cholesterol (“LDL-C”) levels do not outweigh the risks associated with the product, including those risks described in the boxed warning for JUXTAPID in the U.S. and in the prescribing information for lomitapide in the other countries in which it is approved, which warn that lomitapide can cause hepatotoxicity.

Similarly, MYALEPT is available only through a REMS program (the “MYALEPT REMS program”), because of the potential for development of anti-metreleptin antibodies and the associated risks of serious adverse sequelae (such as severe infections, excessive weight gain, glucose intolerance, and diabetes mellitus) and risk of lymphoma. As part of this program, we must certify all healthcare providers who prescribe MYALEPT, certify the pharmacies that dispense the medicine, and obtain prescriber attestation that each patient has a diagnosis consistent with GL. Even without taking into account the implications of the MYALEPT REMS program, some physicians and congenital or acquired GL patients determine that the benefits of metreleptin in treating complications of leptin deficiency in GL do not outweigh the risks of using metreleptin, including those risks set forth in the boxed warning for MYALEPT in the U.S., which label warns of the risk of anti-metreleptin antibodies with neutralizing activity and the risk of lymphoma.

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

If we are not able to achieve a high degree of market acceptance of lomitapide in the treatment of adult patients with HoFH and metreleptin in the treatment of GL, we may not be able to achieve profitability or cash-flow positive operations in the future, or at all, and our results of operations and stock price could be negatively impacted.

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

In September 2017, Aegerion entered into a series of agreements (the “Settlement”) to resolve investigations being conducted by the DOJ and the SEC regarding Aegerion’s U.S. commercial activities and disclosures related to JUXTAPID (the “JUXTAPID Investigations”), as described in more detail in Note 16, Commitments and Contingencies, in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report. Under the terms of the Settlement and the related sentence, Aegerion is required to pay approximately $40.1 million in penalties, plus interest, over three years, which includes restitution and civil penalties, which is a significant financial burden given Aegerion’s financial condition. Aegerion has been making the required payments and as of the date hereof, approximately $31.1 million remains outstanding.

Pursuant to the Settlement, Aegerion is also required to maintain various remedial and compliance measures, which were implemented as required by the Settlement, which could negatively impact our results of operations, as such efforts require Aegerion to expend significant costs and resources and divert those resources from investing in the commercialization of our products and other potential development and growth initiatives. Further, Aegerion has no experience in complying with a settlement of this type and magnitude and may be unsuccessful in implementing and complying with all of the elements of the Settlement in a timely or satisfactory manner, or at all. Failure to comply with any provisions of the Settlement could result in the imposition of additional fines, penalties and obligations by the applicable government agency, and could subject Aegerion to prosecution.

For example, the Corporate Integrity Agreement (“CIA”) requires Aegerion, among other things, to: maintain a compliance program that includes comprehensive written policies and procedures and appropriate conduct related to sales, marketing, reimbursement, incentive compensation and other matters; conduct training and education regarding the compliance program and requirements of the CIA; conduct an independent review and analysis of Aegerion’s systems, transactions, risk assessment and mitigation process and other compliance activities; maintain a disclosure program that allows individuals to report issues or questions associated with Aegerion’s policies, conduct, practices or procedures; have a field force monitoring program to evaluate and monitor sales personnel’s interactions with healthcare professionals; monitor non-promotional activities, including consultants, donations to independent third party patient assistance programs and other types of grants; have certain requirements for the variable compensation programs for its U.S. sales personnel; and have an executive financial recoupment program that puts at risk of forfeiture and recoupment performance pay for certain of Aegerion’s and the Company’s executives. Aegerion also has reporting obligations under the CIA, including with respect to any ongoing investigation or legal proceeding involving an allegation that Aegerion has engaged in any fraudulent activities or committed a crime, any communications with the FDA regarding improper promotion or marketing of Aegerion’s products and any probable violations of criminal, civil or administrative laws applicable to federal healthcare programs. In the event Aegerion breaches the CIA, the government could seek to impose remedies provided for in the CIA, including seeking to impose stipulated penalties against Aegerion and/or seeking to exclude Aegerion from participation in federal healthcare programs.

Similarly, the Deferred Prosecution Agreement (“DPA”) provides that Aegerion must continue to cooperate fully with the DOJ concerning its investigation into other individuals or entities. The DPA also provides that Aegerion must maintain a robust Compliance and Ethics Program (as defined in the DPA) that consists of, among other things, a designated Compliance Officer and Compliance Committee; written compliance policies and procedures; a training program focused on Aegerion’s compliance policies and procedures; a disclosure program to allow individuals to report potential legal and/or compliance violations, including violations of HIPAA; a non-retaliation policy; and a monitoring and auditing program. Under the DPA, Aegerion, as well as the Board of Directors of the Company (or a designated committee thereof), must also conduct regular reviews of its Compliance and Ethics Program, provide certifications to the DOJ that the program is believed to be effective and notify the DOJ of any probable violations of HIPAA. In the event Aegerion breaches the DPA, there is a risk the government would seek to impose remedies provided for in the DPA, including instituting criminal prosecution against Aegerion and/or seeking to impose stipulated penalties against Aegerion.

The proposed FDA Consent Decree requires Aegerion, among other things, to comply with the JUXTAPID REMS program; retain a qualified independent auditor to conduct annual audits of its compliance with the JUXTAPID REMS program; and remediate any noncompliance identified by the auditor within specified timeframes. In the event Aegerion fails to comply with the JUXTAPID REMS program or any other provisions of the FDA Consent Decree once approved and in effect, Aegerion could be subject to additional administrative remedies, civil or criminal penalties and/or stipulated damages. Aegerion is required to notify the FDA in advance of certain changes in control, or changes in its business that may affect its operations, assets, rights or liabilities in the U.S.

In the event Aegerion fails to comply with the terms of the criminal probation, it could be subject to criminal penalties and/or damages. Further, the JUXTAPID Investigations and the Settlement could give rise to third party demands, claims or litigation, including demands or claims by, or litigation with, third party payers, healthcare providers, patients, bondholders or investors, for matters related to the subject matter of or disclosure in connection with such Investigations or the Settlement, any of which, even if satisfactorily resolved, will increase costs, distract management and otherwise divert our already-strained resources.  For example, Aegerion has received demand letters from two third parties claiming damages based on alleged false misrepresentations made by, and omissions on the part of, Aegerion. While Aegerion has been able to resolve such demands, Aegerion may not be able to resolve any future demands on a reasonable and timely basis, or at all, which would have a material and adverse effect on our business. The JUXTAPID Investigations and the Settlements could also lead to investigations, claims or litigation by consumer protection agencies or groups (including State Attorneys General consumer protection units), or provide a basis for product liability claims or litigation. Claims, demands, investigations or litigation similar to those described above, regardless of the merits, can be costly to resolve, and may lead to lengthy litigation, investigations and/or settlement negotiations, the results of which could require us to pay significant amounts of damages or settlement payments.  In addition, such claims, demands, investigations and litigation often unfold in a public manner, and therefore can encourage further claims, demands, investigations or litigation from additional third parties.

The results of the JUXTAPID Investigations (including the Settlement) could also have adverse effects on Aegerion’s commercial operations, research and development activities, contracts or business in general because:

•
the JUXTAPID Investigations have diverted, and compliance with the terms of the Settlement will divert, resources away from developing and commercializing metreleptin and lomitapide, and our ability to meet expectations with respect to sales of these products may be negatively impacted;

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

•
our business development efforts are and will be negatively affected as we have fewer resources available to pursue our commercialization efforts and potential strategic acquisitions or licensing arrangements, and because certain payments under the Settlement could be accelerated in connection with certain transfers of Aegerion’s rights in our products or other business combinations; and

•
our stock price may continue to suffer, and our ability to pursue any strategic alternatives on favorable terms or at all may be adversely affected, depending on the perception of the terms of the Settlement (and in connection with underlying Investigations) and any adverse consequences that may result from the Settlement, including if we are unable to comply with the Settlement, or if the Settlement results in additional litigation or investigations.

The Settlement could also adversely impact our pursuit of strategic alternatives as some third parties are or may be hesitant to undertake a transaction with or make an investment in us in light of these obligations, which would continue and remain as liabilities and obligations following the consummation of certain strategic alternatives. The Settlement could encourage investigations by foreign governments, or we may face additional investigations by U.S. federal, state or local agencies for activities that were not covered by the releases provided in the Settlement or our other operations (including international operations). For example, the Settlement did not resolve the DOJ and SEC’s investigations into Aegerion’s operations in Brazil. Aegerion continues to cooperate with the DOJ and the SEC with respect to such matters.

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

A number of adverse effects have been reported in our clinical studies for metreleptin and lomitapide, and the prescribing information for each of metreleptin and lomitapide contains significant limitations on use and other important warnings and precautions, including boxed warnings in the U.S. labeling, any of which could negatively affect the market acceptance, dropout rates and marketing approval for our products. Post-marketing commitments could identify additional adverse events and safety or efficacy risks, which could further harm the market for metreleptin and lomitapide.

The prescribing information for lomitapide in the U.S. and the EU and in the other countries in which lomitapide is approved contains significant limitations on use and other important warnings and precautions, including a boxed warning in the JUXTAPID labeling, and warnings in the prescribing information for LOJUXTA (lomitapide) hard capsules (“LOJUXTA”) citing concerns over liver toxicity associated with use of lomitapide. The prescribing information for metreleptin in the U.S. and EU contain important warnings and precautions, including a boxed warning on the MYALEPT label in the U.S., citing the risk of anti-metreleptin antibodies with neutralizing activity and risk of lymphoma. As with the U.S. label, the MYALEPTA label notes that the consequences of neutralizing antibodies with respect to loss of efficacy or serious or severe infections is not well characterized but could reduce how well the leptin found naturally in the body works or how well MYALEPTA works.

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

As discussed under the heading “Phase 3 Clinical Study (GL),” GL patients in our Phase 3 study of metreleptin reported various adverse drug reactions, including weight loss, hypoglycemia, decreased appetite, fatigue, neutralizing antibodies and alopecia. Additionally, although none were assessed as drug related, there have been four reported treatment-emergent deaths over the course of the 14-year study duration. Upon further investigation, these reports were consistent with the underlying morbidity of lipodystrophy and included renal failure, cardiac arrest (with pancreatitis and septic shock), progressive end-stage liver disease (chronic hepatic failure), and hypoxic-ischemic encephalopathy. In the open-label, long-term, investigator-sponsored study of metreleptin for the treatment of metabolic disorders associated with LD syndromes (initiated in 2000 and conducted at the National Institutes of Health (“NIH”)), there were two cases of peripheral T-cell lymphoma and one case of a localized anaplastic lymphoma (kinase-positive anaplastic large cell lymphoma- a type of T-cell lymphoma). Both were reported in patients with acquired GL, and both had evidence of pre-existing lymphoma and/or bone marrow/hematologic abnormalities before metreleptin therapy. A third case of anaplastic large cell lymphoma occurred in the context of a specific chromosomal translocation.

These adverse events, coupled with the boxed warnings and other label restrictions, could cause healthcare providers, regulators and patients or potential patients to view the risks associated with our products as outweighing the benefits. This could cause patients to discontinue use and limit the number of new patients, thereby negatively affecting our revenues.

In addition, as part of our post-marketing commitment to the FDA for both metreleptin and lomitapide, we are conducting post marketing registries to better understand their long-term safety. For lomitapide, we are conducting an observational cohort study to better understand the long-term safety, patterns of use, compliance and long-term effectiveness of controlling LDL-C levels. For metreleptin, we are conducting a long-term, prospective, observational study (product exposure registry) to identify and better understand any serious risks related to the use of the product. Finally we have completed sequential programs to expand the understanding of metreleptin immunogenicity and manufacturing. The final program regarding the immunogenicity of metreleptin was initiated in 2018, and the two final post-marketing studies related to the manufacturing of metreleptin are expected to be completed by the deadlines set by the FDA. In addition, we are working to implement our post-marking commitments in the EU for metreleptin, including a pediatric study in GL patients, an immunogenicity study, a post-approval study in PL and a European registry. A failure to meet post-marketing commitments to the FDA, EMA or other regulatory authorities could impact our ability to continue to market lomitapide or metreleptin, respectively, in countries where we are unable to meet such commitments.

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

Any known safety concerns for our products, or any unknown safety issues that may develop or surface, including drug interaction problems or an increase in the severity or frequency of known adverse events or the discovery of previously unknown adverse events, or the evaluation or reevaluation of study data could prevent us from achieving or maintaining market acceptance of the respective product, affect our ability to obtain or retain marketing approval of the respective product in one or more countries, result in onerous restrictions on such approval or the implementation or modification of the REMS programs or risk management plans for our products, or any other enforcement actions, result in claims, lawsuits and increased regulatory scrutiny and affect our ability to achieve our financial goals.

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

We rely on a combination of regulatory exclusivities and patents in the conduct of our business. We have obtained orphan drug exclusivity for JUXTAPID in the U.S. for the treatment of HoFH (which expires in December 2019). JUXTAPID’s new chemical entity (“NCE”) exclusivity expired on December 21, 2017, and, as such, an Abbreviated New Drug Application (an “ANDA”) or 505(b)(2) NDA was submittable for JUXTAPID as of December 21, 2016, which lowers the barriers to entry for generic competitors. If one or more ANDA filers were to receive approval to sell a generic or follow-on version of JUXTAPID, those competitor products could potentially be marketed, and we would become subject to increased competition in the U.S., as early as December 21, 2019, the date on which JUXTAPID’s orphan drug exclusivity ends, although we expect that any such launch would be delayed until at least February 21, 2020, the date on which JUXTAPID’s composition of matter patent expires. The 2017 expiration of JUXTAPID’S NCE exclusivity and upcoming expiration of its orphan drug exclusivity make our patent protection even more critical.

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

We have also pursued or may pursue orphan drug designation and equivalent exclusivity opportunities for our products outside of the U.S. Despite the prevalence rate, lomitapide does not have orphan medicinal product exclusivity in the EU for the treatment of HoFH because the EMA views the relevant condition, for orphan drug purposes, to include both HoFH and heterozygous familial hypercholesterolemia (“HeFH”). Our non-U.S. patents for lomitapide, including the European Patent Office (“EPO”) methods of use patent, expire in 2025. The EPO method of use patents are eligible for up to approximately three years of supplemental protection in certain EPO countries, and we have applied for such protection in the countries in which LOJUXTA is approved, on a country-by-country basis; in some countries supplemental protection has been granted to extend patent protection to July or August of 2028, while in other countries the application is still pending.

In 2012, metreleptin was granted orphan designation by the EC for the treatment of Barraquer-Simons syndrome (acquired PL), Berardinelli-Seip syndrome (congenital GL), Lawrence syndrome (acquired GL) and familial PL, which is expected to expire ten years from approval of any such indication by the EMA. In July 2018, we received approval for our MA by the EC for metreleptin in the EU, under the brand name MYALEPTA, as replacement therapy to treat complications of leptin deficiency in patients with GL and PL. The patent issued in the EU directed to metreleptin methods-of-use expires in 2022.

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

Our commercial success with respect to our products will depend significantly on our ability to obtain and maintain regulatory exclusivity for our products and to protect our existing patent position with respect to our products. If we do not adequately protect our intellectual property, competitors, including companies that sell generics, may be able to erode or negate any competitive advantage we may have, which could harm our business and ability to achieve our expected financial results. Our ability to use the patents and patent applications licensed to us to protect our business will also depend on our ability to comply with the terms of the applicable licenses and other agreements and to obtain requisite licenses. The laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the U.S., and we may encounter significant problems in protecting our proprietary rights in these countries.

The patent positions of biotechnology and pharmaceutical companies, including our patent position described in detail under the heading “Patent Rights” in this Annual Report, involve complex legal and factual questions, and, therefore, validity and enforceability cannot be predicted with certainty. Patents may be challenged, deemed unenforceable, invalidated or circumvented. U.S. patents and patent applications may also be subject to interference proceedings, ex parte reexamination, inter partes review (“IPR”) and post-grant review proceedings and supplemental examination and may be challenged in district court. Patents granted in certain other countries may be subjected to opposition or comparable proceedings lodged in various national and regional patent offices. These proceedings could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such interference, re-examination, opposition, post-grant review, IPR, supplemental examination or revocation proceedings may be costly. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets.

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

Additionally, additional capital will be required to cover the cost of filing, prosecuting and enforcing patent claims, including the cost of defending any challenges to the patents or our claims of exclusivity, and our licensors' ability to be successful in defending such challenges, including, with respect to lomitapide, against potential generic submissions with the FDA and certain assertions raised by Knowledge Ecology International to the National Institutes of Health with respect to the lomitapide method of use patents, the responses to which are being handled by the University of Pennsylvania, the licensor of the lomitapide patents.

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

•	we will be able to develop additional proprietary technologies that are patentable;

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

We may not have the resources to adequately defend such claims, and even if we are successful in these proceedings, we will incur substantial costs and divert management’s time and attention in pursuing these proceedings, which resources are already strained and which could have a material adverse effect on us. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion.

In addition, if we do not obtain a license, develop or obtain non-infringing technology, fail to defend an infringement action successfully or have infringed patents declared invalid, we may:

•	incur substantial monetary damages;

•	encounter significant delays in expanding the market of our products; and

•	be precluded from manufacturing or selling any products.

In such event, our business could be materially and adversely affected.

The number of patients affected by the diseases for which our products are approved, or for which we may seek approval in the near term, is small, and has not been established with precision. Our assumptions and estimates regarding prevalence and the addressable markets for our products may be wrong. If the actual number of patients is smaller than we estimate, or if any approval is based on a narrower definition of these patient populations, our revenues and cash position will be adversely and materially affected.

The patient population for the diseases that our products treat is small, and networking, data gathering and support channels are not as established as those for more prevalent and researched disease indications, and as such, there is no patient registry or other method of establishing with precision the actual number of HoFH or GL and PL patients with the diseases our products treat in any geography. Estimating the prevalence of a rare disease is difficult and we therefore need to rely on assumptions, beliefs and an amalgam of information from multiple sources, resulting in potential under- or over-reporting. There is no guarantee that our assumptions and beliefs are correct, or that the methodologies used and data collected have generated or will continue to generate accurate estimates. There is therefore significant uncertainty around the estimated total potential addressable patient population for treatment with metreleptin and lomitapide worldwide.

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

We believe that the prevalence rate of HoFH in countries outside the U.S. is likely consistent with the prevalence rate in the U.S.; however, we expect that our net product sales in countries outside the U.S. are likely to be lower than in the U.S. given significant economic pressures to reduce healthcare costs in certain ex-U.S. countries, resulting in pricing controls, reimbursement restrictions and caps on patients treated and/or drug expenditures, the more widespread availability of apheresis, in certain countries and the possibility that genotyping may be required in some countries, reducing the number of patients diagnosed with HoFH.

Estimates of the prevalence of GL and PL in the U.S. are just under one patient per million for GL and approximately three patients per million for PL. We believe that the estimated prevalence rate of GL and PL in countries outside the U.S. is similar. Estimated prevalence rates can, and often do, change as new information becomes available. The actual prevalence of GL and PL may be significantly lower than we expect. We expect the addressable market for metreleptin in GL to approximate the estimated prevalence of GL. The addressable market for metreleptin for PL is expected to be less than its estimated prevalence due to the nature of the PL patient data from the metreleptin pivotal study, as described above, and further may display variability by region or country due to the approved label or the terms of the pricing and reimbursement approvals for metreleptin, in markets where metreleptin is approved for PL.

If the total addressable market for our products in the U.S. and other key markets is smaller than we expect, then it may be more difficult for us to achieve our revenue goals and estimates and to attain profitability and meet our expectations with respect to results of operations and cash flows.

If we are unable to establish and maintain effective sales, marketing and distribution capabilities, or to enter into agreements with third parties to do so, we will be unable to successfully commercialize our products. Further, if our licensees do not successfully commercialize our licensed products and indications, we will not receive anticipated royalties and other payments and our results of operations will suffer.

We are selling MYALEPT and JUXTAPID directly in the U.S., using our own marketing and sales resources, after converting our former contract sales force to employees in January 2018. We are marketing and selling, or plan to market and sell, our products directly, using our own marketing and sales resources, in certain key countries outside the U.S. in which our products are, or may be, approved and where it makes business sense to do so. Following our workforce reductions in January and August 2018, which impacted our U.S. sales, market access and marketing teams, and given the subsequent turnover following such reductions and other recent announcements (including our review of strategic alternatives and cash position), we are undertaking these efforts with considerably less manpower, and this may impact our ability to effectively market and sell our products in the U.S. We use, and plan to continue to use, third parties to provide warehousing, shipping, third-party logistics, invoicing, collections and other distribution services on our behalf in the U.S. and in other countries throughout the world. For example, we currently have a contract with a single specialty pharmacy distributor in the U.S. for the distribution of metreleptin and lomitapide, a single distributor in Brazil for both products, and single distributors, third party logistics providers, importers and/or specialty pharmacies in certain other countries, including the EU. We have entered into, or may selectively seek to establish, distribution and similar forms of arrangements to reach patients in certain geographies that we do not believe we can cost-effectively address with our own sales and marketing capabilities. If we are unable to establish, maintain and finance the capabilities to sell, market and distribute our products, either through our own capabilities or through arrangements with third parties, and to effectively manage those third parties when we choose to use them, or if we are unable to enter into distribution agreements in those countries that we do not believe we can cost-effectively address with our own sales and marketing capabilities, we may not be able to successfully sell our products. We cannot guarantee that we will be able to establish, maintain and finance our own capabilities or to enter into and maintain favorable distribution agreements with third-parties on acceptable terms, if at all, especially in light of our cash position.

To the extent that we enter into arrangements with third parties to perform sales, marketing or distribution services, our product revenues or the profitability of these product revenues to us may be lower than if we were to commercialize our products ourselves. We will have limited control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively, and may also, despite our compliance diligence reviews, audits and training, engage in non-compliant activities that, directly or indirectly, impact the use or sales of our products or damage our relationships with relevant stakeholders. Any performance failure, inability or refusal to perform on the part of our specialty pharmacy distributor in the U.S., our distributor in Brazil, or our third-party service providers in certain other countries, or any failure to renew existing agreements or enter into new agreements when these relationships expire on favorable terms, or at all, could cause serious disruption and impair our commercial or named patient sales of our products, which would have a negative impact on our revenues. Furthermore, our expenses associated with maintaining our sales force and distribution capabilities may continue to be substantial compared to the revenues we generate. If we are unable to establish and effectively maintain adequate sales, marketing and distribution capabilities, whether independently or with third parties, particularly as we continue our review of strategic alternatives, we may not be able to generate product revenues consistent with our expectations and may not become profitable or achieve cash-flow positive operations.

Further, the milestone payments and royalties that we may be entitled to receive under our license arrangements with Amryt Pharma plc (“Amryt”), Shionogi & Co., Ltd. (“Shionogi”) and Recordati Rare Diseases Inc. (“Recordati”) are dependent on such licensees’ ability to successfully develop and commercialize our licensed products and indications. We have no control over these licensees and our contractual provisions may not provide adequate remedies in the event a licensee fails to satisfy its obligations and commitments under our licensing arrangements. In addition, we have limited experience in maintaining multiple licensing arrangements and may be unable to adequately administer or monitor, or comply with, these arrangements, especially in light of our limited personnel and cash resources, and these or future license arrangements may require us to provide services, supply or other efforts to the licensee. For example, under our license agreement with Recordati (the “Japan License Agreement”), we are required to provide supply and certain transition services to Recordati, including certain commercialization and administrative services, until the marketing authorization is successfully transferred to Recordati. Moreover, our licensees have the ability to terminate or elect not to renew their respective license agreement in certain circumstances, including if we materially breach the agreement. A decision by a licensee to terminate its relationship with us, or a failure by our licensee to successfully develop or commercialize our licensed products or indications, could materially adversely affect our business, financial condition and results of operations.

Our success is dependent upon expanding regulatory approval for our products. The regulatory approval process is costly and lengthy, and we may not be able to pursue or receive such regulatory approvals.

We currently market lomitapide in the U.S. and Japan and in a limited number of other countries on a commercial basis, and to market metreleptin in the U.S. and Germany. In other key markets for metreleptin, including most key markets in the EU, we need to obtain pricing and reimbursement approval as a condition to marketing metreleptin. For additional information regarding changes to the pricing and reimbursement approval, see the risk factor captioned “The availability and extent of reimbursement from third-party payers is critical for the successful commercialization of metreleptin and lomitapide. We may face resistance from certain private, government and other third-party payers and from healthcare professionals and patients given the prices we charge for our products, which could have a material and adverse impact on our business.” Shionogi holds a marketing authorization for metreleptin in Japan under a distribution agreement assigned to us as part of the acquisition of the metreleptin assets and we are in the process of transferring that marketing authorization to Recordati as part of the Japan License Agreement. Amryt holds the MA for LOJUXTA in the EU. In July 2018, we received approval for our MA from the EC for metreleptin in the EU, under the brand name MYALEPTA, as replacement therapy to treat complications of leptin deficiency in patients with GL and PL. There is no assurance that we will be able to obtain the requisite authorizations to market either product in additional regions or countries or for the indications we may pursue, or that we will have the funds and resources necessary to pursue such approvals. To obtain such approvals, we must establish, and comply with, numerous and varying regulatory requirements regarding safety and efficacy and governing, among other things, clinical trials, pricing, promotion and distribution of the respective product, and we may be required to conduct post-marketing studies as a condition to such approvals, as we have been by the FDA and EMA for MYALEPT, MYALEPTA and JUXTAPID. Approval procedures vary among countries, and can involve additional product testing and additional administrative review periods. Marketing approval in one country does not ensure such approval in another.

Regulatory authorities in countries where we seek approval for our products may not be satisfied with the design, size, endpoints or efficacy and safety results of the pivotal trial of the product, or the risk/benefit profile of the product, and may reject our applications for approval. For example, we filed to register JUXTAPID as a marketed product in Brazil, and, in May 2014, appealed a rejection of the registration by Brazil’s National Health Surveillance Agency (“ANVISA”). We subsequently withdrew our appeal and resubmitted our marketing application with additional data and information in August 2018, under a new regulation that was approved in December 2017 that established a special procedure concerning the registration of new drugs for the treatment of rare diseases, which could expedite approval of our products in Brazil. The impact and applicability of this regulation is still unclear, and we may not be successful in receiving regulatory approval to market JUXTAPID in Brazil. It is also possible that regulatory authorities in countries where we are seeking, or may in the future seek, approval may disagree with our assessment that certain changes made to lomitapide’s physical parameters and specifications as compared to the material used in the pivotal trial are not clinically meaningful. If regulatory authorities require additional studies or trials for either of our products or changes to specifications, we would incur increased costs and delays in the marketing approval process and may not be able to obtain approval.

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

The availability and extent of reimbursement from third-party payers is critical for the successful commercialization of metreleptin and lomitapide. We may face resistance from certain private, government and other third-party payers and from healthcare professionals and patients given the prices we charge for our products, which could have a material and adverse impact on our business.

Market acceptance and sales of metreleptin and lomitapide in the U.S. will continue to depend, to a significant degree, on insurance coverage and reimbursement policies, and may be affected by healthcare reform measures. Government authorities and third-party payers, such as Medicare and Medicaid, private health insurers and health maintenance organizations, decide for which medications they will pay and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment and predictability. Government authorities and these third-party payers have attempted to control costs by limiting coverage and limiting the amount of reimbursement for particular medications. If we fail to successfully secure and maintain reimbursement coverage for our products at levels that are acceptable to us or are significantly delayed in doing so or if onerous conditions are imposed or announced by private payers, government authorities or other third-party payers on such reimbursement, we will have difficulty achieving or maintaining market acceptance of our products and our business will be materially harmed.

Given that HoFH and GL are rare diseases with extremely small patient populations, we have established prices for MYALEPT and JUXTAPID in the U.S. that are significantly higher per dose on an annual basis than those of most commercially available pharmaceutical products. We expect to increase the price of metreleptin and lomitapide from time to time in the future. We believe pricing for our products in the U.S. is consistent with the level of pricing for other orphan drugs that treat diseases with comparable prevalence rates. Although a majority of payers in the U.S. are providing coverage for our products and, with respect to JUXTAPID, most payers in the U.S. have not required genotyping to determine a diagnosis of HoFH for reimbursement purposes, many of such payers have imposed requirements, conditions or limitations as conditions to coverage and reimbursement for JUXTAPID as a result of commercial availability of PCSK9 inhibitor products, which often include a requirement that HoFH patients have not achieved an adequate LDL-C response on PCSK9 inhibitor products before access to lomitapide is approved. For patients currently taking JUXTAPID, several U.S. pharmacy benefit managers (“PBMs”) are using a prior authorization requiring current JUXTAPID patients to “step through” the less expensive PCSK9 inhibitor product, and additional PBMs and payers may follow this practice.

During the payer review process for MYALEPT in the U.S., some U.S. payers are requiring additional patient information, including details regarding a potential patient’s leptin level, which requires administration of a leptin level test, which may delay or otherwise impact reimbursement. The cost of MYALEPT and JUXTAPID in the U.S. may result in cost-sharing amounts for some patients that are prohibitive, and prevent these patients from being able to commence or continue therapy on MYALEPT or JUXTAPID, respectively. We provide support to eligible commercial patients for certain drug co-pays and co-insurance obligations for MYALEPT and JUXTAPID treatment. We currently do not plan to provide financial support to patient assistance programs operated by independent charitable 501(c)(3) organizations in the U.S. that are permitted, subject to compliance with strict legal and regulatory requirements, to assist eligible HoFH and GL patients, as determined solely by the organization, with certain co-payments or co-insurance requirements for their drug therapies, which may include metreleptin or lomitapide. If we do elect to provide such financial support, we would not have control or input into the decisions of these organizations. Our own co-pay assistance programs and any future contributions, if any, we make to any 501(c)(3) organization could result in significant costs to us.

The impact of evolving reimbursement policies and processes on the willingness of providers to furnish MYALEPT or JUXTAPID and the prices we can command for these products is difficult to predict and could have a negative impact on our revenues. Legislative and regulatory changes to the Public Health Service Section 340B drug pricing program (the “340B Program”), the Medicaid Drug Rebate Program, and the Medicare Part D prescription drug benefit under the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “MMA”) could also impact our revenues. Moreover, there has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, Congress and the current administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs and improve pricing transparency.

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

In countries outside the U.S. where metreleptin or lomitapide is or may be approved, including countries in the EU and Brazil, we are also seeking or expect to seek a price that is significantly higher than that of most commercially available pharmaceutical products, and which reflects the rare nature of the diseases our products treat. There is no assurance that government agencies in such countries that are responsible for reimbursement of healthcare costs, or other third-party payers in such countries, will agree to provide sufficient or any coverage for our products at the prices we expect to propose. In many countries outside the U.S., including key markets in the EU and Brazil, if approved by the relevant regulatory authority, a product must also receive pricing and reimbursement approval before it can be commercialized broadly or at all. Historically, products launched in the EU do not follow price structures of the U.S. and generally published and actual prices tend to be significantly lower. This has largely proven to be the case for lomitapide and we expect this to be the case for metreleptin. This approval requirement, and the lengthy pricing and/or reimbursement negotiations with governmental authorities that may occur due to such requirement, can result in substantial delays in commercializing products in such countries, and the price that is ultimately approved may be lower than the price for which we expect to offer, or would be willing to offer, our products in such countries, and may impact pricing in other countries. Pricing and reimbursement approval in one country does not ensure such approvals in another. Failure to obtain the approvals necessary to commercialize our products in other countries after receipt of regulatory approval at reimbursement levels that are acceptable to us, or any delay or setback in obtaining such approvals, would impair our ability to develop foreign markets for our products. The requirements governing drug pricing vary widely from country to country. We expect that some countries will seek, and in certain cases, have sought and received, price and patient number and other price restrictions for our products, or, in some cases, if sold on a named patient basis. Reference pricing used by various EU member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product to other available therapies, which may not be possible for us to do.

Outside the U.S., the macroeconomic climate, or local regulations or practices, may adversely affect our ability to set and charge a price sufficient to generate adequate revenues in those markets. The price of metreleptin, or lomitapide, if approved, in one country may adversely affect the price in other countries. This is particularly true among countries in the EU. We may elect not to launch our products in any country where it does not make commercial sense to do so given the approved price or other conditions. In addition, while we do not expect to obtain approval of our products outside of rare disease indications, in the future if we were to obtain such approval for new indications with a higher prevalence rate than our existing indications, it may be more difficult for us to obtain or maintain our current price levels and targets for metreleptin and lomitapide. Even if we are successful in obtaining pricing and reimbursement approval for our products in a particular country, such country may impose onerous conditions on reimbursement, which may, for example, include leptin testing or other requirements prior to the prescription and reimbursement of metreleptin, and include genotyping or the use of other therapies, such as apheresis, prior to the prescription and reimbursement of lomitapide.

We may not be able to provide all of the data required to obtain pricing/reimbursement approvals in certain countries outside the U.S. where we seek to commercialize our products, if approved, or we may not satisfactorily meet the technical or substantive requirements of such submissions or receive ratings from pricing or other regulatory authorities commensurate with our expectations or that would support the price levels we want for our products, which could result in delays of pricing/reimbursement approvals for our products, our products not obtaining pricing/reimbursement approval at all, or our products obtaining approvals at less than acceptable levels or with significant restrictions on use or reimbursement. For example, HTAs have become an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including the UK, France, Germany, Ireland, Italy and Sweden. HTA is the procedure according to which the assessment of the public health impact, therapeutic impact, and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. An HTA generally focuses on the clinical efficacy and effectiveness, safety, cost, and cost-effectiveness of individual medicinal products as well as their potential implications for the healthcare system. Those elements of medicinal products are compared with other treatment options available on the market. The data available to us from the phase 3 study of metreleptin conducted at the NIH and the additional data that we submitted with the MA may not be ideal to support any HTA and the market access process in the EU, due to, among other things, the study having been single-arm, non-comparative and not having produced outcome data. Due to our current budgetary constraints, we may not be able to fund additional analyses of the NIH data or supplemental studies that could support reimbursement applications in the EU. This may result in metreleptin not obtaining pricing/reimbursement approval at all, or at less than acceptable levels or with significant restrictions on use or reimbursement. Further, the outcome of an HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the regulatory authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by an HTA of the specific medicinal product vary between EU Member States. A negative HTA of metreleptin, either for both the GL and PL indications or for only the PL indication, by a leading and recognized HTA body could not only undermine our ability to obtain reimbursement for such product in the EU Member State in which such negative assessment was issued, but also in other EU Member States. For example, EU Member States that have not yet developed HTA mechanisms could rely to some extent on the HTA performed in countries with a developed HTA framework when adopting decisions concerning the pricing and reimbursement of a specific medicinal product. And EU Member States that have developed HTA mechanisms may also rely to some extent on any HTA performed or pricing decisions issued in other countries to reconsider their prior assessment, which may lead to a re-evaluation of the pricing and reimbursement decisions. In addition, in France, the competent authorities may unilaterally impose off-label marketing (so called “Temporary Recommendations for Use”), which may lead to a re-evaluation of pricing and reimbursement decisions.

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

In Brazil, Turkey, and in a limited number of other countries where permitted based on U.S. or EU approval, metreleptin and lomitapide are available on a named patient sales or similar basis. There is no assurance that named patient sales will continue to be authorized in any particular country. Even if they are authorized, we are not permitted to promote, market or otherwise engage in proactive selling activities for products sold on a named patient basis, which makes named patient sales much less predictable, and susceptible to unexpected decreases. If violations of any laws or governmental regulations are found to have occurred in connection with our products in connection with named patient sales, significant criminal or civil lawsuits may be filed, or investigations may be commenced. For example, in Brazil, under certain circumstances, we could be barred from further named patient sales of our products to federal and/or state governments in Brazil due to penalties imposed by Brazilian regulatory authorities or through civil actions initiated by federal or state public prosecutors, or we could face administrative penalties imposed by Brazilian regulatory authorities and additional damages and fines. We believe the investigations in Brazil have contributed to a slower turn-around between price quotation and orders, including re-orders, from the federal government, and, in some cases, delays in orders and re-orders from the government of the State of São Paulo after a patient has obtained access to JUXTAPID through the judicial process. These delays may continue, and we may experience other delays or suspensions of the ordering process. Similarly, there has been, and may continue to be, some reluctance by physicians to prescribe JUXTAPID, and some patients to take or stay on JUXTAPID, while the investigations are ongoing, particularly given that some of the investigators in Brazil made formal inquiries of certain prescribers of JUXTAPID, and there has been significant local media coverage of such inquiries and our activities in Brazil in the past. For example, in the second quarter of 2015 and in the second quarter of 2016, we observed a significant increase in patients discontinuing therapy in Brazil, and we believe that the increases in discontinuations during those times were due in part to the investigations. In addition, the Brazilian Supreme Federal Court is currently discussing, in two ongoing lawsuits, whether the government has an obligation to continue to provide, on a named patient sales basis, drugs that have not received regulatory and/or pricing and reimbursement approval in Brazil, such as metreleptin and lomitapide. Further, in October 2017, a new set of regulatory requirements governing use of product candidates was published in Brazil which has added complexity to the process for the purchase, on a named patient basis, of drugs which have not received regulatory and/or pricing and reimbursement approval in Brazil, such as metreleptin and lomitapide, which has, along with the ongoing court proceeding, resulted in delays in the receipt of orders from Brazil for existing metreleptin and lomitapide patients and we believe has led certain patients to discontinue therapy with metreleptin and lomitapide. We have filed in Brazil for regulatory approval for JUXTAPID in August 2018 and we intend to file for marketing approval in Brazil MYALEPT in 2019. However, the approval process can be lengthy, even with the new Regulation that aims at expediting the review process of new drugs for the treatment of rare diseases, there is no guarantee that we will be able to obtain such approval. As a result, we may have to rely on our ability to generate named patient sales for a considerable amount of time, or indefinitely. The recently increased requirements regarding named patient sales in Brazil, delays in orders and other issues could significantly negatively affect product revenues from named patient sales of our products in Brazil.

We do not yet know the full extent of the impact that the approval of PCSK9 inhibitor products in the U.S., or the approval of a PCSK9 inhibitor product, will have on the named patient sales of lomitapide in Brazil or other countries. We also do not know whether we will be permitted to sell metreleptin or lomitapide on a named patient basis in any additional countries. In certain countries, we may decide not to pursue named patient sales even if permitted. Even if named patient sales (or equivalent sales) are permitted in a certain country, and we elect to make metreleptin or lomitapide available on such basis, there is no guarantee that physicians in such country will prescribe the product, which they can only do if they proactively reach out to us or our distributors and also undertake the effort, time and cost of following the stringent local requirements to get their patient on therapy on a named patient basis, and that patients will be willing to start and adhere to therapy, or that the country will pay for the product at all, or at a level that is acceptable to us, without delay or imposing other hurdles on payment. These risks may be heightened in Brazil, in light of the 2016 approval of a PCSK9 inhibitor product in Brazil, an ongoing federal criminal investigation, a fine imposed in 2016 by the Brazilian pharmaceutical industry association for alleged violations of its Code of Conduct, and negative coverage by Brazilian media. There is no guarantee that we will generate sales or substantial revenues from such sales. Although in January 2019 a civil investigation that was being carried out by the Federal Public Prosecution Office was closed, there is no guarantee that additional investigations will not be brought, particularly in light of the ongoing criminal investigation.

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

We are subject to intense competition. If we are unable to compete effectively, our business will be harmed. Competitive products could render metreleptin or lomitapide non-competitive or obsolete, which would have a materially negative impact on our results of operations.

Our industry is highly competitive and subject to rapid and significant technological change. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. All of these competitors currently engage in, have engaged in or may in the future engage in the development, manufacturing, marketing and commercialization of new pharmaceuticals, some of which may compete with lomitapide or metreleptin. Smaller or early stage companies may also be significant competitors, particularly through collaborative arrangements with large, established companies. Key competitive factors affecting the commercial success of lomitapide, metreleptin and any other products that we develop or acquire are likely to be safety, efficacy, tolerability profile, reliability, convenience of dosing, price and reimbursement.

The market for cholesterol-lowering therapeutics is large and competitive with many drug classes. Lomitapide is approved in the U.S., Japan, the EU and in certain other countries as an adjunct to a low-fat diet and other lipid-lowering treatments to reduce LDL-C in adult HoFH patients. JUXTAPID faces significant competition in the treatment of adult HoFH patients with a class of drugs known as PCSK9 inhibitors. In July 2015, the FDA approved the BLA for Regeneron Pharmaceuticals, Inc. and Sanofi’s PCSK9 inhibitor candidate, alirocumab, for use in addition to diet and maximally tolerated statin therapy in adult HeFH patients and in patients with clinical atherosclerotic cardiovascular disease who require additional lowering of LDL-C. In September 2015, the EC approved alirocumab for the treatment of adult patients with HeFH or mixed dyslipidemia as an adjunct to diet, either in combination with a statin, or statin with other lipid-lowering therapies in patients unable to reach their LDL-C goals with the maximally-tolerated statin, or alone or in combination with other lipid-lowering therapies for patients who are statin intolerant, or for whom a statin is contraindicated. The FDA approved Amgen Inc.’s BLA for its anti-PCSK9 antibody, evolocumab, in August 2015, as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or clinical atherosclerotic cardiovascular disease, who require additional lowering of LDL-C; and as an adjunct to diet and other LDL-lowering therapies for the treatment of patients with HoFH, who require additional lowering of LDL-C. In July 2015, the EC approved the marketing authorization of evolocumab for the same indication as alirocumab, and for the treatment for certain patients with high cholesterol, including patients aged 12 years and over with HoFH in combination with other lipid-lowering therapies. In January 2016, the MHLW in Japan approved evolocumab for the treatment of patients with FH or hypercholesterolemia who have high risk of cardiovascular events and do not adequately respond to statins, and in July 2016 the MHLW approved alirocumab for the same indication. The regulatory agencies responsible for reviewing marketing authorization applications in Brazil, Canada, Colombia, and Argentina have also approved evolocumab for the treatment of patients with HoFH. Other companies, including Eli Lilly & Co. and Alnylam Pharmaceuticals, Inc., in collaboration with The Medicines Company, are also developing PCSK9 inhibitor products.

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

The availability of PCSK9 inhibitor products in commercial markets outside of the U.S. is having similar negative effects on sales, including named patient sales, of lomitapide outside the U.S., particularly in Brazil, Japan, Canada and Colombia, where PCSK9 inhibitor products have been approved by the regulatory authorities and launched commercially. If the continued negative impact of PCSK9 inhibitors is greater than we expect, it may make it more difficult for us or our licensees to generate sufficient revenues to support our operations. Also, although there are no other microsomal triglyceride transfer protein inhibitor (“MTP-I”) compounds currently approved by the FDA for the treatment of hyperlipidemia in humans, there may be other MTP-I compounds in development.

Potential future competition for JUXTAPID may include drugs and biologics currently in clinical development for the treatment of patients with HoFH. Development programs currently include other oral drug therapeutics, such as Gemphire Therapeutics’ gemcabene which targets apolipoprotein C-III and is currently preparing to enter Phase 3 development for the treatment of FH. Other potential therapies include evinacumab, an investigational monoclonal antibody previously reported to have positive interim phase 2 results in HoFH patients and gene therapies, such as REGENXBIO’s LDL-receptor gene therapy which is currently in Phase 1/2 development for HoFH. Also, although there are no other MTP-I compounds currently approved by the FDA for the treatment of hyperlipidemia in humans, there may be other MTP-I compounds in development. If approved, novel drug or biologic therapies for the treatment of HoFH or FH could negatively impact the sales of JUXTAPID in the future.

Although MYALEPT is the first and only product approved in the U.S. for the treatment of complications of leptin deficiency in patients with GL, there are a number of therapies approved to treat these complications independently that are not specific to GL. Certain clinical complications of GL, including diabetes and hypertriglyceridemia, may be treated with insulin and/or oral medications, such as metformin, insulin secretagogues, fibrates, or statins, but patients with GL often have an inadequate response to these therapies. Akcea Therapeutics, is developing volanesorsen, an antisense therapy targeting apolipoprotein C-III, which is currently in Phase 3 development for patients with familial PL with diagnosed type 2 diabetes mellitus or hypertriglyceridemia, which, if approved and depending on the labeled indication, could potentially compete with metreleptin, given metreleptin’s recent approval for the treatment PL in the EU and if it is approved for the treatment of PL in the U.S.

We may also face future competition from companies selling generic alternatives of our products in countries where we do not have patent coverage, orphan drug status or another form of data or marketing exclusivity or where patent coverage or data or marketing exclusivity has expired, is not enforced, or may, in the future, be challenged.

Many of our current and potential competitors have substantially greater financial, technical and human resources than we do, which is exacerbated by several factors related to our business, including Aegerion’s outstanding debt obligations and our current capitalization, the negative impact of PCSK9 inhibitor products on the JUXTAPID business, the financial penalties and compliance terms in the Settlement and the Company’s consolidated financial condition and cash position. Many of these companies also have significantly greater experience in the discovery and development of drug candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Accordingly, our competitors may be more successful than us in obtaining marketing approvals for drugs and achieving and maintaining widespread market acceptance.

Our competitors’ drugs may be more effective, or more effectively marketed and sold, than any drug we may commercialize, and may render metreleptin or lomitapide obsolete or non-competitive before we can recover the expenses of developing and commercializing the product. We anticipate that we will face intense and increasing competition as new drugs enter the market and advanced technologies become available. Finally, the development of new treatment methods for the diseases we are targeting could render metreleptin or lomitapide non-competitive or obsolete, which would have a materially negative impact on our results of operations.

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

We have no internal manufacturing facilities and employ limited personnel with manufacturing experience. We are completely dependent upon contract manufacturers to produce drug substance for metreleptin and lomitapide and drug product for commercial supplies and for our clinical trials.

Aegerion has long-term supply agreements with a manufacturer of metreleptin drug substance and a manufacturer of metreleptin drug product. In December 2017, the original contract manufacturer for metreleptin drug product informed Aegerion that it will terminate its supply contract in December 2019. In addition, in February 2017, this contract manufacturer received a Warning Letter from the FDA citing significant violations of cGMP regulations at the manufacturing facility where metreleptin drug product is manufactured. To mitigate these risks, Aegerion has a supply of safety stock and has validated and entered into a long-term supply agreement with another drug product manufacturer, but there is no assurance that all necessary approvals will be received for such manufacturer prior to exhausting our existing supply and reserves manufactured in the interim of metreleptin drug product. Any interruption in supply of metreleptin drug product could have a material and adverse impact on our sales, depending upon the length of interruption. Aegerion has long-term supply agreements with a manufacturer of lomitapide drug substance and a manufacturer of lomitapide drug product. We have sufficient inventory of metreleptin and lomitapide drug substance to maintain a supply for more than one year. We do not have any other agreements in place for redundant supply or a second source for drug substance or drug product for either product.

Any termination or non-renewal of our agreements with our contract manufacturers, or any failure of our suppliers to perform under such contracts, could impact availability of commercial supply of lomitapide or metreleptin, which would have an adverse impact on sales, or supply for use in clinic trials, which may delay further clinical development or marketing approval of such product in additional countries, if we are able to pursue such initiatives. If for any reason our contract manufacturers cannot or will not perform as agreed, or if they terminate or fail to renew our arrangement, we may be required to replace such manufacturer, which would take a considerable amount of time and effort, and we may not be able to replace such manufacturer on as favorable terms, or at all.

In addition, our metreleptin drug product manufacturer also supplies bacteriostatic water for injection (“BWFI”), one of the approved diluents for reconstitution of metreleptin which allows for use of a reconstituted vial of metreleptin for up to three days when stored appropriately. BWFI is only available for sale and approved for use in the U.S., and we or our contract manufacturers purchase it for supply with ex-US named patient sales and other expanded access distribution to reduce the number of metreleptin vials provided.  Although BWFI is currently in shortage and on back order from our contract manufacturer, we have secured sufficient inventory to maintain a supply through 2019 based on current demand. BWFI is manufactured at a different facility and not subject to the termination of the supply agreement mentioned in the paragraph prior. In addition, our US based patients obtain BWFI from our specialty pharmacy who has their own inventory and has not experienced any issues thus far with supply. If in the future we exhaust our inventory of BWFI, ex-U.S. patients who obtain metreleptin via named patient sales or an expanded access program will need to use water for injection, a diluent which requires immediate use of product after reconstitution, and the discarding of any product remaining in the vial, which will likely result in more metreleptin vials being shipped and could decrease our revenues from named patient sales, increase our expenses, and impact our inventory of metreleptin and our agreements with our distributors.

If we are unable to maintain arrangements for third-party manufacturing, or are unable to do so on commercially reasonable terms, or are unable to obtain timely regulatory approvals in connection with our contract manufacturers, we may not be able to successfully commercialize our products or complete development of our products. We may incur significant added costs and substantial delays in identifying and qualifying any replacement manufacturers, and in obtaining regulatory approval to use such replacement manufacturer in the manufacture of our products. Any such delays could result in significant delay in the supply of drug product for an ongoing trial due to the need to replace a third-party manufacturer and could delay completion of the trial. If for any reason we are unable to obtain adequate supplies of lomitapide or metreleptin, or the drug substances used to manufacture them, it will be more difficult or impossible for us to compete effectively, generate revenues, meet our expectations for financial performance and further develop our products. In addition, if we are unable to assure a sufficient quantity of the drug for patients with rare diseases or conditions, we may lose any orphan drug exclusivity to which the product otherwise would be entitled.

We rely on our contract manufacturers to utilize processes that consistently produce drug substance and drug product to their required specifications, including those imposed by the FDA, the EMA and other regulatory authorities, as applicable. There can be no assurance that our contractors will consistently be able to produce commercial supplies of drug substance or drug product meeting the approved specifications. A number of factors could cause production interruptions at the facilities of our contract manufacturers, including equipment malfunctions, facility contamination, labor problems, raw material shortages or contamination, natural disasters, disruption in utility services, terrorist activities, regulatory actions resulting from failure to comply with current Good Manufacturing Practice (“cGMP”), human error or disruptions in the operations of our suppliers. We have experienced failures by our third-party manufacturers to produce product that meets our specifications in the past, and any future failure by our third-party manufacturers to produce product that meets specifications could lead to a shortage of lomitapide or metreleptin.

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

The FDA, the EMA and other regulatory authorities require that drug products be manufactured according to cGMP. Any failure by our third-party manufacturers to comply with cGMP could lead to a shortage of our products. In addition, such failure could be the basis for action by the FDA, the EMA or regulatory authorities in other territories or countries to withdraw approvals previously granted to us and for other regulatory action, including seizure, injunction or other civil or criminal penalties. For example, in February 2017, the original contract manufacturer for metreleptin drug product received a Warning Letter from the FDA citing significant violations of cGMP regulations at the manufacturing facility where metreleptin drug product is manufactured. In response, the manufacturer may make modifications to the line on which metreleptin drug product is filled prior to the termination of the supply contract in December 2019. We believe that we have sufficient inventory of drug substance for each of our products to maintain a supply for more than one year. The failure of any of our third-party manufacturers to address any concerns raised by the FDA or foreign regulators could lead to plant shutdown or the delay or withholding of product approval by the FDA in additional indications, or by foreign regulators in any indication. Certain countries may impose additional requirements on the manufacturing of drug products or drug substance, and on our third-party manufacturers, as part of the regulatory approval process for our products in such countries. The failure by us or our third-party manufacturers to satisfy such requirements could impact our ability to obtain or maintain approval of our products in such countries.

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

In addition, Novelion or Aegerion may see new governmental investigations of or actions against it citing additional theories of recovery, or may encounter difficulties and expend considerable further resources in complying with the Settlement. Further, the JUXTAPID Investigations and the Settlement could give rise to third party demands, claims or litigation, including demands or claims by, or litigation with, third party payers, healthcare providers, patients, bondholders or investors, for matters related to the subject matter of or disclosure in connection with such Investigations or the Settlement, any of which, even if satisfactorily resolved, will increase costs, distract management and otherwise divert our already-strained resources.  For example, Aegerion has received demand letters from two third parties claiming damages based on alleged false misrepresentations made by, and omissions on the part of, Aegerion. While Aegerion has been able to resolve such demands, Aegerion may not be able to resolve any future demands on a reasonable and timely basis, or at all, which would have a material and adverse effect on our business. The JUXTAPID Investigations and the Settlements could also lead to investigations, claims or litigation by consumer protection agencies or groups (including State Attorneys General consumer protection units), or provide a basis for product liability claims or litigation. Claims, demands, investigations or litigation similar to those described above, regardless of the merits, can be costly to resolve, and may lead to lengthy litigation, investigations and/or settlement negotiations, the results of which could require us to pay significant amounts of damages or settlement payments. In addition, such claims, demands, investigations and litigation often unfold in a public manner, and therefore can encourage further claims, demands, investigations or litigation from additional third parties. See Note 16, Commitments and Contingencies, in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report for further information regarding the JUXTAPID Investigations, including the Settlement, and other ongoing investigations and legal proceedings.

The ongoing investigations and litigation involving Aegerion, including the JUXTAPID Investigations, and future investigations or litigation in which we are involved could have a material adverse effect on our business, financial condition, results of operations, and share price, and divert the attention of our management from operating our business and may be disruptive to our employees, possibly resulting in further employee attrition. In addition, the existence of the investigations, including the JUXTAPID Investigations, and related activities, have impacted, and may continue to impact, the willingness of some physicians to prescribe MYALEPT and/or JUXTAPID.

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

In addition to the JUXTAPID Investigations, we or our subsidiaries, including Aegerion, could become subject to other government investigations and related subpoenas. Subpoenas are often associated with previously filed qui tam actions, or lawsuits filed under seal under the federal civil False Claims Act. Qui tam actions are brought by private plaintiffs suing on behalf of the federal government for alleged federal civil False Claims Act violations. The time and expense associated with responding to subpoenas, and any related qui tam or other actions, may be extensive, and we cannot predict the results of our review of the responsive documents and underlying facts or the results of such actions. Any investigation, including the investigations described in detail in Note 16, Commitments and Contingencies, in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report, could result in civil and/or criminal sanctions being levied against us or Aegerion, including significant fines, sanctions, and other negative consequences that will have a material adverse effect on our business, financial condition, results of operations and/or cash flows. Aegerion’s Settlement has resulted in material fines, sanctions and other remedies against Aegerion. Responding to subpoenas and investigations in general is costly and time-consuming. Moreover, responding to any additional government investigations, defending any claims raised, and any resulting fines, restitution, damages and penalties, settlement payments and administrative actions, as well as any related actions brought by shareholders or other third parties, could have further material adverse impacts beyond those attributable to the JUXTAPID Investigations and the Settlement, including on our reputation, our business, financial condition, results of operations, and share price. These investigations have diverted, and may continue to divert, the attention of our management from operating our business, and have been disruptive, and may continue to be disruptive, to our employees, possibly resulting in employee attrition. In addition, the existence of the investigations described in detail in Note 16, Commitments and Contingencies, in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report, and related activities, have impacted, and may continue to impact, the willingness of some physicians to prescribe MYALEPT and/or JUXTAPID.

The number and complexity of both federal and state laws continue to increase, and additional governmental resources are being used to enforce these laws and to prosecute companies and individuals who are believed to be violating them. In particular, the Patient Protection and Affordable Care Act (the “PPACA”) includes a number of provisions aimed at strengthening the government’s ability to pursue anti-kickback and false claims cases against pharmaceutical manufacturers and other healthcare entities, including substantially increased funding for healthcare fraud enforcement activities, enhanced investigative powers, and amendments to the False Claims Act that make it easier for the government and whistleblowers to pursue alleged violations of the Anti-Kickback Statute, the Food, Drug and Cosmetics Act (the “FDCA”), the False Claims Act and other relevant laws. While the evolving nature of this regulatory framework makes it difficult to predict what effect the framework and any recent or future changes will have on our business, we anticipate that government scrutiny of pharmaceutical sales and marketing practices will continue for the foreseeable future and subject us to the risk of government investigations and enforcement actions. For example, federal enforcement agencies recently have shown interest in, and engaged in enforcement actions against, pharmaceutical companies’ product and patient assistance programs, including manufacturer reimbursement support services and relationships with specialty pharmacies, as well as contributions by companies to third-party 501(c)(3) charitable organizations that assist patients in accessing treatment for certain diseases and conditions. This was also a part of the JUXTAPID Investigations, including certain contributions that were not resolved in the Settlement. Some of these investigations have resulted in significant civil and criminal settlements. Responding to a government investigation or enforcement action would be expensive and time-consuming, and could have a material adverse effect on our business and financial condition and growth prospects.

If we fail to comply with federal, state and/or foreign privacy and data security laws and regulations, then we may be subject to civil and criminal penalties and other liability.

We are also subject to laws and regulations covering data privacy and the protection of health-related and other personal information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which may affect our business, including recently enacted laws in many jurisdictions where we operate. The collection and use of personal health data in the European Union is governed by the provisions of the General Data Protection Regulation (EU) 2016/679 (“GDPR”). This directive imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data, and substantial fines for breaches of the data protection rules. GDPR also impose strict rules on the transfer of personal data out of the European Union to the U.S. Failure to comply with the requirements of the GDPR and the related national data protection laws of the European Union Member States may result in fines and other administrative penalties. Recent enforcement actions against multinational companies have resulted in significant fines. The GDPR regulations may impose additional responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with these and/or new data protection rules. This may be onerous and adversely affect our business, financial condition, prospects and results of operations. In addition, we obtain patient health information from most healthcare providers who prescribe our products and research institutions with which we collaborate, and they are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA other than with respect to providing certain employee benefits, we could potentially be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

Failure to comply with healthcare laws and laws and regulations covering data privacy and the protection of health-related and other personal information, could result in government enforcement actions, which could include civil or criminal penalties, private litigation and/or adverse publicity and could negatively affect our operating results and business.

Enacted and future legislation and related regulations may increase the difficulty and cost for us to commercialize metreleptin or lomitapide and may affect the prices we are able to obtain for them, if and where approved.

In the U.S., there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that restrict or regulate post-approval activities, and may affect our ability to profitably sell MYALEPT or JUXTAPID. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot predict whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes for MYALEPT or JUXTAPID may be. In addition, increased scrutiny by Congress of the FDA’s approval process may subject us to more stringent product labeling and post-marketing testing and other requirements.

In the U.S., most outpatient prescription drugs, including MYALEPT and JUXTAPID, may be covered under Medicare Part D. Medicare Part D prescription drug plans are authorized to use formularies where they can limit the number of drugs that will be covered in any therapeutic class and/or impose differential cost sharing or other utilization management techniques. The possibility that our products will be subject to such formularies places pressure on us to contain and reduce costs, which could negatively impact our commercialization efforts. Changes to Medicare Part D that give plans more freedom to limit coverage or manage utilization, and/or other cost reduction initiatives in the program could decrease the coverage and price that we receive for any approved products, and could be detrimental to our business.

The PPACA substantially changed the way healthcare is financed by both governmental and private insurers. The law contains a number of provisions that affect coverage and reimbursement of drug products and/or that could potentially reduce the demand for our products such as:

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

Modifications to or repeal of all or certain provisions of the PPACA has been a considerable focus of President Trump’s term, and certain changes have already been approved and other changes may be pursued. We cannot predict the ultimate content, timing or effect of any changes to the PPACA or other federal and state reform efforts. There is no assurance that federal or state health care reform will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative, judicial or administrative changes relating to healthcare reform will affect our business.

Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us, as part of any broader deficit reduction effort or legislative replacement to current laws or regulations, could have an adverse impact on our results of operations. Further, countries outside the U.S. may make changes to their healthcare systems, which may in the future affect the revenues we generate from sales of lomitapide and metreleptin.

We face extensive regulatory requirements, and may continue to face future development and regulatory difficulties.

Even after marketing approval, a regulatory authority may still impose significant restrictions on a product’s indications, conditions for use, distribution or marketing or impose ongoing requirements for post-marketing surveillance, post-approval studies or clinical trials. JUXTAPID is available in the U.S. only through the JUXTAPID REMS program. We must certify all healthcare providers who prescribe JUXTAPID and the pharmacies that dispense the medicine, and under the JUXTAPID REMS program, patients must now formally acknowledge that they understand the goals of the JUXTAPID REMS program and have undergone counseling by their prescriber to this effect. The FDA has also required that we periodically assess the effectiveness of the JUXTAPID REMS program. The FDA assesses on a periodic basis whether a REMS program is meeting its goals and whether the goals or elements of the plan should be modified. The modifications to the JUXTAPID REMS program approved in January 2017 and implemented later in 2017, including the labeling modifications, may negatively affect the ability or willingness of a healthcare professional to prescribe JUXTAPID, a patient to be willing to initiate or continue on therapy, or insurance companies, managed care organizations, other private payers, and government entities that provide reimbursement for medical costs to continue to provide reimbursement for JUXTAPID, in which case we will have difficulty achieving or maintaining market acceptance of JUXTAPID, and our business and ability to achieve our financial expectations will be negatively impacted. For additional information regarding changes to the JUXTAPID REMS program, see the risk factor captioned “We may not be able to maintain or expand market acceptance for metreleptin or lomitapide in the U.S. or to gain market acceptance in markets outside the U.S. where we commercialize such products, and we may continue to see a significant number of patients who choose not to start or stay on therapy.”

Similarly, MYALEPT is available only through the MYALEPT REMS program because of the potential for development of anti-metreleptin antibodies and the associated risks of serious adverse sequelae (such as severe infections, excessive weight gain, glucose intolerance, and diabetes mellitus) and risk of lymphoma. As a part of this program, we must certify all healthcare providers who prescribe MYALEPT, certify the pharmacies that dispense the medicine, and obtain prescriber attestation that each patient has a diagnosis consistent with GL. We are responsible for maintaining, monitoring and evaluating the implementation of the MYALEPT REMS program.

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

We are subject to certain post-marketing commitments to the FDA and the EMA with respect to metreleptin and lomitapide, as explained more fully in Item 1 - “Business - Clinical Development and Post Marketing Commitments” of this Annual Report. We expect that the regulatory authorities in certain other countries outside the U.S. and EU where our products are, or may be, approved may impose post-approval obligations, including patient registries, and requirements that may in some countries be more onerous than those imposed by the FDA and EMA. Depending on the nature of these post-marketing studies, we may be required to provide our products free of charge to participants in the studies in certain countries even if we have pricing and reimbursement approval in such countries, which would negatively impact our level of revenues.

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

If we, or third-party service providers acting on our behalf, or our drug substance or drug product or the manufacturing facilities for our drug substance or drug product, fail to comply with applicable regulatory requirements, including global pharmacovigilance requirements and meeting the requirements of the MYALEPT and JUXTAPID REMS programs, a regulatory agency may:

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

We do not have the ability to independently conduct clinical trials or registry studies, or perform pharmacovigilance and REMS program and other risk management plan monitoring and reporting, and we rely on third parties, such as contract research organizations, medical institutions, academic institutions, clinical investigators, specialty pharmacies and other third-party service providers, to perform these functions. Our reliance on these third parties for these activities reduces our control over these activities. However, if we sponsor clinical trials, we are responsible for ensuring that each of the clinical trials that we sponsor is conducted in accordance with the general investigational plan and protocols for the trial. We are responsible for REMS program and other risk management plan activities in connection with marketing metreleptin and lomitapide in the U.S. and pharmacovigilance monitoring and reporting for all of our products on a global basis, except where our licensees have taken on such responsibilities. Moreover, the FDA and the regulatory authorities in the EU and Japan require us to comply with standards, commonly referred to as Good Clinical Practices, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties does not relieve us of these responsibilities and requirements. Furthermore, these third parties may have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the data they provide is compromised or delayed due to the failure to adhere to regulatory requirements or our clinical trial protocols, or for other reasons, our current marketing authorizations may be revoked, suspended, or revised to be more stringent, our development programs, including our planned clinical study of metreleptin for PL, may be extended, delayed or terminated, additional marketing approvals for metreleptin or lomitapide may be delayed or denied in the targeted indication or jurisdiction, and we may be delayed or precluded in our efforts to successfully commercialize metreleptin, lomitapide, or any other product for targeted indications or in the targeted jurisdiction or it may impact existing approvals, which could have a materially negative impact on our commercialization efforts.

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

For example, because of our participation in the Medicaid Drug Rebate Program, we are required to pay a rebate for each unit of our metreleptin or lomitapide reimbursed by a state Medicaid program as a condition of having federal funds made available to the states for our drugs under Medicaid and Medicare Part D. Those rebates are based on pricing data that we report on a monthly and quarterly basis to CMS, the federal agency that administers the Medicaid Drug Rebate Program. We may also participate in state Medicaid supplemental rebate programs which require payment of an incremental rebate to state Medicaid programs for covered utilization of our products. Price reductions as well as price increases that exceed the rate of inflation for our products, such as the price increase for MYALEPT in February of 2015, may result in increasing the rebates we are required to pay under the Medicaid Drug Rebate Program or state Medicaid supplemental rebate programs and the discounts we are required to offer under the Public Health Service 340B drug pricing discount program, as discussed below.

To maintain coverage of our products under the Medicaid Drug Rebate Program and Medicare Part D, we are required to extend significant discounts to certain “covered entities” (defined by statute to include certain types of hospitals and other healthcare providers that receive federal grants) that purchase products under the 340B Program. The 340B Program requires participating manufacturers to agree to charge such covered entities no more than the 340B “ceiling price” for the manufacturers’ covered outpatient drugs. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price (“AMP”) and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate Program. “Orphan drugs” - those designated under section 526 of the FDCA, such as MYALEPT and JUXTAPID - are exempt from the ceiling price requirements with respect to drugs purchased by certain covered entities (i.e., rural referral centers, sole community hospitals, critical access hospitals, and free-standing cancer hospitals).

Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by governmental or regulatory agencies and the courts. For example, the Medicaid rebate amount is computed each quarter based on our submission to the CMS of our AMP and best price for the quarter. If we become aware that our reporting for prior quarters was incorrect, or has changed as a result of recalculation of the pricing data, we will be obligated to resubmit the corrected data for a period not to exceed twelve quarters from the quarter in which the data originally were due. Such restatements and recalculations would serve to increase our costs for complying with the laws and regulations governing the Medicaid Drug Rebate Program. Any corrections to our rebate calculations could result in an overage or underage in our rebate liability for past quarters, depending on the nature of the correction. Price recalculations also may affect the price that we will be required to charge certain safety net providers under the Public Health Service 340B drug discount program. In February 2015, we significantly increased the U.S. wholesale acquisition cost per 11.3 mg vial of MYALEPT. As a result of this substantial price increase, we continue to expect a significant gross-to-net adjustment for Medicaid rebates which will offset the majority of revenue from Medicaid and negatively impact net product sales in future quarters, since Medicaid rebates directly reduce our net product sales. The degree of such impact on our overall financial performance will depend on the percentage of MYALEPT patients that have Medicaid as their primary insurance coverage and the quantity of units ordered per patient. To date, approximately 35% of patients prescribed MYALEPT have been Medicaid beneficiaries. The number of patients prescribed MYALEPT in the future who are Medicaid beneficiaries could be higher than historical rates.

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

To maintain coverage of our products under the Medicaid Drug Rebate Program and Medicare Part D and when purchased by four federal agencies, we are required to participate in the FSS pricing program. Under this program, we are obligated to make MYALEPT and JUXTAPID available for procurement on an FSS contract at a negotiated price and also charge a price to four federal agencies-VA, Department of Defense, Public Health Service, and Coast Guard-that is no higher than the statutory Federal Ceiling Price (“FCP”). The FCP is based on the non-federal average manufacturer price (“Non-FAMP”), which we calculate and report to the VA on a quarterly and annual basis. If a company misstates Non-FAMPs or FCPs it must restate these figures. Pursuant to the Veterans Health Care Act of 1992, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to penalties of $100,000 for each item of false information.

FSS contracts are federal procurement contracts that include standard government terms and conditions, separate pricing for each product, and extensive disclosure and certification requirements. In addition to the four agencies described above, all other federal agencies and some non-federal entities are authorized to access FSS contracts. FSS contractors are permitted to charge FSS purchasers other than the four federal agencies “negotiated pricing” for covered drugs that is not capped by the FCP; instead, such pricing is negotiated based on a mandatory disclosure of the contractor’s commercial “most favored customer” pricing. Moreover, all items on FSS contracts are subject to a standard FSS contract clause that requires FSS contract price reductions under certain circumstances where pricing to an agreed “tracking” customer is reduced. In July 2016, we concluded negotiations with the Department of Veterans Affairs (the “VA”), and effective August 15, 2016, we have an FSS contract for both MYALEPT and JUXTAPID.

We also participate in the Tricare Retail Pharmacy program, under which we pay quarterly rebates on utilization of MYALEPT and JUXTAPID when the products are dispensed through the Tricare Retail Pharmacy network to Tricare beneficiaries. The rebates are calculated as the difference between annual Non-FAMP and FCP.

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

Product development is a long, expensive and uncertain process, and we do not have sufficient cash to pursue many of our development programs. Failures or delays in the completion or commencement of any planned clinical trials of our products could result in increased costs to us and delay, prevent or limit our ability to generate revenues and could cause reputational harm, and the loss of commercialization opportunities, including our ability to pursue any strategic alternatives, which would cause our share price to continue to decline and could otherwise negatively impact our prospects, our financial condition, and results of operations.

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

As part of our cost reduction initiatives, we have determined to discontinue or narrow certain programs because we do not have sufficient resources to dedicate to such efforts, and we may elect to suspend, terminate or modify additional programs. For example, we planned to initiate, by late 2018, a phase 2 trial assessing metreleptin in hypoleptinemic metabolic disorder (“HMD”), subject to approval of our protocol and statistical plan by applicable regulatory authorities, which efforts we have suspended. If we terminate and/or seek to monetize part or all of a program in which we have invested significant resources, or we continue to expend further resources on a program and subsequently fail to achieve our intended goals, our prospects may suffer, as we will have expended resources on a program that may not provide a suitable return, if any, on our investment and we may have missed the opportunity to allocate those resources to potentially more productive uses. In addition, in light of our cost reduction initiatives and in the event of further terminations of product programs, we may incur significant expenses and costs associated with such terminations, and we could be criticized or lose credibility in the industry, which could adversely affect our financial condition or results of operations.

For example, in May 2017, we received feedback from the FDA that a prospective placebo-controlled study will be required to support a marketing application in the U.S. for the use of metreleptin for the PL indication and, after considering whether it would be possible to obtain approval of PL based on the MYALEPTA data package, have been considering next steps and engaging with the FDA. A second meeting with FDA held in January 2019 provided further feedback on the design of a placebo-controlled PL study. We are in the process of assessing feedback received at that meeting on the study design and are considering next steps. Although we believe there is a path forward to pursue the US-PL study, we do not have sufficient resources to initiate or complete the study, and we may not be able to obtain sufficient financing to procure such resources. Even if we are able to commence the study, we may not have sufficient resources to complete the study, particularly if we encounter any setbacks or delays, including any delays or setbacks that could result from our ability to recruit a sufficient number of eligible PL patients into the study on a timely basis. If we are able to complete the US-PL study, we may not be able to show, to the satisfaction of the FDA, that metreleptin is safe and effective for the PL indication, and we may never receive approval for this indication in the U.S. Even if we are able to obtain approval, the approval may be delayed due to risks common to the clinical development of rare disease products set forth in this risk factor, or may be subject to unexpected and burdensome restrictions. The lack of approval to market metreleptin for the PL population in the U.S. would limit expansion of our product revenue potential and will have utilized substantial resources, including cash.

The commencement and completion of clinical trials, if pursued, may be delayed, prevented or terminated by us, the FDA, the regulatory authorities of the EU Member States and other countries, the institutional review board (“IRB”) or the Ethics Committees at the sites, or a data safety monitoring board overseeing the clinical trial at issue, or other regulatory authorities for a number of reasons, including:

•	if we do not have the funding or resources necessary to conduct, maintain or conclude such trials;

•	difficulties obtaining regulatory clearance to commence a clinical trial or complying with conditions imposed by a regulatory authority regarding the scope or term of a clinical trial;

•	delays in reaching or failing to reach agreement on acceptable terms with prospective clinical research organizations (“CROs”) and trial sites, and problems with the performance of CROs;

•	insufficient or inadequate supply or quality of a product or other materials necessary to conduct our clinical trials, or other manufacturing issues;

•	difficulties obtaining IRB approval or Ethics Committee’s positive opinion to conduct a clinical trial at a prospective site;

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

•	severe or unexpected drug-related side effects experienced by patients in a clinical trial or unforeseen safety issues or lack of effectiveness;

•
difficulties retaining patients who have enrolled in a clinical trial but may be prone to withdraw due to the rigors of the trials, lack of efficacy, side effects or personal issues, or who are lost to further follow-up;

•	ambiguous or negative interim results, or the results or reevaluation, of other clinical, preclinical or nonclinical studies;

•	failure to respect applicable data privacy obligations; and

•	inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities.

If we do not meet timelines or achieve milestones in a timely manner or at all, the market approval and commercialization of the relevant product may be delayed or denied, and our credibility may be adversely affected and, as a result, our share price may decline.

Further, positive results in preclinical or clinical studies of metreleptin or lomitapide may not be predictive of similar results in humans during further clinical trials. Accordingly, there is, for example, a possibility that any potential future clinical development of metreleptin for any new indications may generate results that are not consistent with the results of the Phase 3 GL clinical study for the product, or the results of proof of concept data that showed, for example, that metreleptin reduced the weight of overweight and obese subjects with low leptin levels, or the results of other relevant studies. The results of such clinical trials may not be sufficient to gain approval of metreleptin in any new population or indication, or may generate data that may cause reevaluation of and/or negatively impact the existing data and labels for approved indications. Our preclinical studies or clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials. Moreover, preclinical and clinical data can be susceptible to varying interpretations and analysis, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain FDA or other regulatory approval for their products.

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

The Medicare Prescription Drug, Improvement and Modernization Act contains provisions that may change importation laws and expand pharmacists’ and wholesalers’ abilities to import lower priced versions of an approved drug and competing products from Canada, where there are government price controls. These changes to U.S. importation laws, which will not take effect unless and until the Secretary of Health and Human Services certifies that the changes will pose no additional risk to the public’s health and safety, may result in a significant reduction in the cost of products to consumers. While the Secretary of Health and Human Services has not yet announced any plans to make this required certification, we may ultimately face the risk that a distributor or other purchaser of MYALEPT or JUXTAPID in the U.S. will be permitted to import lower priced product from a country outside the U.S. that places price controls on pharmaceutical products. This risk may be particularly applicable to

MYALEPT and JUXTAPID as drugs that currently command premium prices, and especially to JUXTAPID, as a drug that is formulated for oral delivery. In addition, some state governments have implemented importation schemes for their citizens and, in the absence of federal action to curtail such activities, other state governments may launch importation efforts.

In the EU, a purchaser cannot be restricted from purchasing a medicinal procedure in one EU Member State and importing the product into another EU Member State in which it is also subject to marketing authorization, provided the product concerned is the same or very similar to a product already authorized for sale in the Member State into which it is to be imported. This activity is called parallel importing, which is permitted in the EU based on the principle of free movement of goods. As a result, a purchaser in one EU Member State where metreleptin or lomitapide is sold at a specific price may seek to import the product from another EU country where the product is sold at a lower price.

The re-importation of metreleptin or lomitapide into the U.S. market from a foreign market and the parallel importation of metreleptin or lomitapide among countries of the EU or other regions could negatively impact our revenues and anticipated financial results, possibly materially.

We face potential product liability exposure, and, if claims are brought against us, we may incur substantial liability.

The use of any product in clinical trials and the sale and use of any product for which we have or obtain marketing approval expose us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers or others selling or otherwise coming into contact with our products. If we cannot successfully defend ourselves against product liability claims, we could incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	decreased demand or coverage for our products;

•	impairment of our business reputation and exposure to adverse publicity;

•	increased warnings on product labels;

•	withdrawal of clinical trial participants;

•	costs as a result of related litigation;

•	distraction of management’s attention from our primary business;

•	substantial monetary awards to patients or other claimants;

•	loss of revenues; and

•	the inability to successfully commercialize our products.

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

In each country outside the U.S. in which metreleptin or lomitapide is approved, or where we are making metreleptin or lomitapide available on a named patient or compassionate use basis before it has obtained marketing approval, we are subject to additional risks related to international business operations, directly and as a result of the activities of third parties with whom we do business, including:

•	differing regulatory requirements for drug approvals in foreign countries;

•	pricing, pricing deals and reimbursement approvals that have a negative impact on our global pricing strategy;

•	potentially reduced protection for intellectual property rights;

•	reliance on Amryt, Shionogi and Recordati under our various license arrangements;

•	the potential for parallel importing;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

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

Further, in June 2016, the UK held a referendum in which voters approved an exit from the EU, commonly referred to as “Brexit.” The UK government provided official notice of withdrawal from the EU in March 2017 and has a period of two years from the date of its formal notification (i.e., until March 29, 2019) to negotiate the terms of its withdrawal from, and future relationship with, the EU, including the terms of trade between the UK and the EU and potentially other countries. If no formal withdrawal agreement is reached, then it is expected that the UK’s membership in the EU will automatically terminate two years after the submission of the notification of the UK’s intention to withdraw from the EU, unless all remaining member states unanimously consent to an extension of this period. Discussions between the UK and the EU focused on finalizing withdrawal issues and transition agreements are ongoing. However, limited progress to date in these negotiations and ongoing uncertainty within the UK government increases the possibility of the UK leaving the EU on March 29, 2019 without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption, which may cause third-party payers, including governmental organizations, to closely monitor their costs and reduce their spending budgets.

This referendum has created political and economic uncertainty, particularly in the UK and the EU, and this uncertainty may persist for years. A withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the UK and the EU, and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. The UK’s vote to exit the EU could also result in similar referendums or votes in other European countries in which we do business. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the UK from the EU would have and how such withdrawal would affect us.

Along with risks applicable to pharmaceutical and non-pharmaceutical companies that do business in the UK, we are subject to specific risks related to Brexit, given that our headquarters for the Europe, Middle East and Africa region is in the UK, the UK is the location of our global supply chain, and we are pursuing pricing and reimbursement approval of MYALEPTA in the UK. As a result, Brexit could, among other things, result in additional costs to us related to the duplication of regulatory, quality, supply chain and pharmacovigilance activities in the EU and UK, negatively impact the process for pursuing approval of

MYALEPTA in the UK and the level of pricing and reimbursement of approval for MYALEPTA, should we receive such an approval, and increased taxes related to tariffs for the importation of product to and from the UK. In addition, the announcement of Brexit and the withdrawal of the UK from the EU have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, the value of revenues from the UK market related to devaluation of the pound and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these effects of Brexit, among others, could adversely affect our business, our results of operations, liquidity and financial condition.

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

Our activities outside the U.S. and those of our employees, licensees, distributors, manufacturers, clinical research organizations and other third parties who act on our behalf or with whom we do business subject us to the risk of investigation and prosecution under foreign and U.S. laws. For example, as described in detail in Note 16, Commitments and Contingencies, in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report, federal authority in Brazil is conducting an investigation to determine whether there have been violations of Brazilian laws related to sales of JUXTAPID in Brazil. These issues could negatively affect our ability to generate product revenues for JUXTAPID consistent with our expectations. Prescriptions for and named patient sales of MYALEPT in Brazil may also be negatively affected.

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

We rely on trade secrets to protect our proprietary technologies, especially where we do not believe patent protection is adequate or obtainable. However, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to protect our trade secrets and other proprietary information. These agreements may not effectively prevent disclosure of confidential information, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and proprietary information. For example, the FDA is currently considering whether to make additional information publicly available on a routine basis, and the EMA is planning to amplify its disclosure rules. These changes could mean that information that we may consider to be trade secrets or other proprietary information may be disclosed, and it is not clear at the present time how the FDA’s and EMA’s disclosure policies may change in the future, if at all. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights and we do not have such resources at this time, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

If we fail to comply with our obligations in our license agreements for our products or are alleged to have breached such agreements, we could lose license rights that are important to our business, have to make additional payments to our licensors or become involved in costly litigation, which will further reduce our cash resources.

Aegerion’s existing license agreements with respect to our products impose various diligence, milestone payment, royalty, insurance, reporting, audit and other obligations on Aegerion. If we fail to comply with such obligations or encounter disagreements with our license partners, we could lose license rights that are important to our business. Further, if our license partners allege that Aegerion has breached any such license agreements, defense of such allegations, even if untrue, can be costly to pursue and could lead to litigation or costly settlements, which would be even more costly and burdensome on our resources. Even if we are able to successfully settle any disagreements or disputes under our license agreements, the settlement arrangements are unlikely to foreclose additional claims from the licensing party or other third parties, and the terms of such settlement could have a negative impact on our operations. For further information regarding our obligations and restrictions under our license agreements for our products, see the “Licensing” section of this Annual Report.

If we fail to comply with the obligations and restrictions under Aegerion’s license agreements, the applicable licensor may have the right to seek financial payments or damages and terminate the license, in which case we might not be able to market the products that is covered by the license, or the licensor might require amendments to the license agreement that are overly burdensome. Further, the terms of such license agreements are intensely negotiated, and therefore tend to be complex, which could lead to differing interpretations by the parties. Any breach or alleged breach (whether intentional or unintentional), or termination, of the license agreements applicable to our products, or any disagreements as to the application of the terms of our license agreements with our licensing partners, could expose us to considerable costs and expenses as such allegations, terminations or disputes can be costly to remedy or resolve (regardless of the merits), and may not be remedied or resolved in a manner favorable to us, or at all. Any breach or alleged breach of the quantitative or qualitative diligence provisions of these agreements could result in termination of our co-development agreement and our loss of the program and also expose us to considerable costs and expenses and any disputes may not be remedied or resolved in a manner favorable to us, or at all.

Any such difficulties with our license agreements could have a significant adverse effect on our business.

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

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, proprietary business information and patient data. This data includes, where required or permitted by applicable laws, personally identifiable information. Certain third parties with whom we contract also collect and store such data related to clinical trial subjects and patients. The secure maintenance of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise information stored on our networks or those of our partners. Any access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, recovery costs, disruption of our operations, including delays in our regulatory approval efforts, and damage our reputation, which could adversely affect our business.

We have incurred significant operating losses since our inception, and have not yet achieved profitability for any fiscal year. We may never be profitable.

We have incurred losses in each year since our inception. As of December 31, 2018, we had an accumulated deficit of approximately $822.3 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs and from selling, general and administrative costs associated with our operations. The losses we have incurred to date, combined with potential future losses, have had and will continue to have an adverse effect on our shareholders’ (deficit) equity and working capital.

We expect to incur significant expenses related to our review and pursuit of strategic alternatives; servicing Aegerion’s debt; maintenance of the requirements imposed under the Settlement; commercialization of metreleptin and lomitapide in the U.S., pursuing pricing and reimbursement approvals and commercialization of MYALEPTA in key EU markets, and in the key non-licensed markets in which lomitapide is currently approved and being commercialized, or in which metreleptin or lomitapide may be approved and commercialized in the future, and expected distribution of our products in Brazil, Turkey and certain other countries as part of named patient supply or compassionate use; manufacturing and supply chain costs for both metreleptin and lomitapide; the conduct of our observational cohort studies and other post-marketing commitments to the FDA and EMA for metreleptin and lomitapide, including the REMS program in the U.S. for each of our products; the conduct of our current and future post-marketing commitments imposed by regulatory authorities in countries outside the U.S. and EU where our products are, or may be, approved; other possible clinical development activities for our products, including the planned US-PL study; and regulatory and pharmacovigilance activities for our products. We expect to incur significant royalties, sales, marketing, and outsourced manufacturing expenses, as well as research and development expenses. In addition, we expect to continue to incur additional costs associated with operating as a public company, our ongoing government investigations and the potential outcomes thereof, and litigation related thereto, as described in detail in Note 16, Commitments and Contingencies, in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report.

Our ability to continue as a going concern or to ever become profitable depends upon our ability to generate significant revenue. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products and because of our current cash position and limited resources, we are unable to predict with certainty the extent of any future losses or when we will become profitable, if at all. We may not continue to generate substantial revenues from sales of metreleptin or lomitapide. If we are unable to generate significant product revenues, we will not become profitable, and may be unable to continue operations absent additional funding, which may not be available.

The market price of our common shares has been, and may continue to be, highly volatile, which may negatively impact our ability to pursue a strategic alternative.

Our share price is highly volatile and is subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including (among others):

•	general market conditions and overall fluctuations in U.S. and Canadian equity markets;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	low trading volume and short interest positions in our common shares;

•	international financial market conditions;

•	variations in our quarterly operating results;

•	changes in our financial guidance or securities analysts’ estimates of our financial performance;

•	changes in or materially incorrect application of accounting principles;

•	issuance by us of new securities, or sales of large blocks of our common shares, including sales by our executive officers, directors and significant shareholders;

•	discussion of us or our share price by the financial press and in online investor communities;

•	our relationships with and the conduct of third parties on which we depend; and

•	those other risks and uncertainties described in these risk factors.

Our share price has been, and will continue to be, volatile and unpredictable following our announced review of strategic alternatives, in part because such an alternative (if available) is likely to dilute the ownership interest of our existing shareholders and may include repayment preferences that adversely affect the rights of our shareholders and the value of their securities. If we announce a transaction, including a transaction that may not provide any value for our shareholders at all (such as an out of court debt for equity swap or a transaction effected pursuant to the bankruptcy laws of the U.S. and/or Canada), we expect that our share price will continue to decline.

Our forecasts and guidance as to our financial performance are predicated on many assumptions, which involve considerable judgment on the part of management, most notably that we have correctly forecasted our operating expenses and expenses related to the review of strategic alternatives and other non-operating expenses, including litigation costs for individuals involved in any ongoing DOJ or SEC investigations, and the costs of our cooperation with any such investigations, U.S., EU and non-U.S. revenues for both of our products, including our assumptions (a) for named patient sales of both products to the federal Ministry of Health in Brazil and certain other markets where such sales are permitted (especially in light of the ongoing investigations and lawsuits in Brazil, (b) with respect to our ability to build and maintain market acceptance for our products for HoFH, and GL and PL in territories in which they have been approved or are eligible for named patient sales, and (c) regarding the extent of the negative impact of the availability of PCSK9 inhibitor products on our sales of lomitapide. If any of our assumptions turn out to be incorrect, our financial results could be weaker than expected, and the price of our common shares could decline, perhaps significantly.

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

During 2016, a material weakness in internal control over our financial reporting process was identified as we did not design and maintain sufficiently precise or effective review and approval controls over the forecasts used to develop management estimates, including those related to balances acquired in the Aegerion business combination that occurred during fiscal year 2016. Although management, in 2017 and 2018, implemented a number of remediation efforts, we have not completely remediated the material weakness in connection with management’s assessment of internal control over financial reporting as of December 31, 2018; as a result, the material weakness remains un-remediated as of December 31, 2018. Even if we remediated this material weakness effectively, we may in the future identify additional material weaknesses.

Changes in our effective income tax rate could adversely affect our results of operations.

We and our subsidiaries are subject to income and other taxes in Canada, the U.S., and many other tax jurisdictions throughout the world. Tax laws and rates in these jurisdictions are subject to change. Our effective income tax rate is subject to significant variation between periods due to a number of complex factors, including, but not limited to: (i) interpretations of existing tax laws; (ii) the accounting for business combinations, including accounting for contingent consideration; (iii) the tax impact of existing or future legislation; (iv) changes in accounting standards; (v) changes in the mix of earnings in the various tax jurisdictions in which we operate; (vi) the outcome of examinations by the Canada Revenue Agency, the U.S. Internal Revenue Service (“IRS”) and other foreign tax authorities; (vii) adjustments to income taxes upon finalization of income tax returns; (viii) the accuracy of our estimates for unrecognized tax benefits; and (ix) increases or decreases to valuation allowances recorded against deferred tax assets. For example, in December 2017, a comprehensive tax reform bill was passed in the U.S. that includes significant changes to taxation of business entities, including a permanent reduction to the federal corporate income tax rate, a partial limitation on the deductibility of business interest expense, adopting elements of a “territorial” tax system, assessing a repatriation tax or “toll-charge” on undistributed earnings and profits of U.S.-owned foreign corporations, and introducing certain anti-base erosion provisions. We expect the impact of this tax reform on us is immaterial. If our effective tax rate were to increase, our operating results and cash flow could be adversely affected.

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

As of December 31, 2018, certain of our U.S. subsidiaries had NOLs for U.S. federal income tax (“U.S. NOLs”) purposes of approximately $66.2 million, of which, $59.2 million expire at various dates through 2037, and the remaining is not subject to expiration.

Under Section 382 of the Code, if a corporation subject to the Code undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change U.S. NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. Aegerion underwent an “ownership change” within the meaning of Section 382 and 383 of the Code as a result of the Merger, and therefore an annual limit may be imposed on the amount of U.S. NOLs that may be used to offset future taxable income.  Such annual limit is generally the product of the total value of a company’s outstanding equity immediately prior to an “ownership change” (subject to certain adjustments) and the applicable federal long-term tax exempt interest rate. Certain of our U.S. subsidiaries also underwent an “ownership change” (as defined above) and triggered the limitation on use of U.S. NOLs in 2005, 2012, and 2016. Due to the ownership changes, we have determined that our U.S. subsidiaries, including Aegerion, will only be able to utilize a small percentage of their U.S. NOLs and tax attributes. In connection with the Merger, we have determined that Aegerion had a net unrealized built-in-loss (an “NUBIL”). The NUBIL was determined based on the difference between the fair market value of Aegerion’s assets and their tax basis as of the ownership change date. Because of the NUBIL, certain deductions recognized during the five-year period beginning on the date of the Section 382 ownership change are subject to the same limitation as the U.S. NOL carryforwards. Our U.S. subsidiaries may also experience ownership changes in the future as a result of subsequent shifts in share ownership. As a result, if our U.S. subsidiaries earn net taxable income, their ability to use their pre-change U.S. NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liabilities. In addition, at the U.S. state level, there may be periods during which the use of U.S. NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

As of December 31, 2018, we are currently performing an analysis to determine whether an ownership change under Section 382 of the Code has occurred. If it is determined that the U.S. subsidiaries underwent an “ownership change” in 2018, the effect of this change would result in the imposition of a significant limitation on the use of our NOLs and other tax attributes.

As of December 31, 2018, we had NOLs for Canadian federal income tax purposes of approximately $191.3 million, which expire at various dates through 2038. The extent to which we can utilize any or all of our NOLs will depend on many factors, including the jurisdiction applicable to any future taxable revenue of Novelion.

Our ability to use any NOLs will also depend on the amount of taxable income generated in future periods. The NOLs may expire before we can generate sufficient taxable income to use the NOLs. NOLs generated after December 31, 2017 will not be subject to expiration.

Our business could be negatively affected as a result of proxy contests and other actions of activist shareholders.

Proxy contests have been waged against many companies in the biopharmaceutical industry over the last few years, and our announcement that we are reviewing strategic alternatives, or if we announce a transaction as a result of our ongoing review of strategic alternatives, could increase the likelihood that we are subject to a proxy context or a “vote no” campaign by a shareholder who is not supportive of the transaction. If faced with a proxy contest, we may not be able to successfully defend against the contest, which would be disruptive to our business and require considerable resources, and could impede pursuit of a strategic alternative that our Board believes is in the best interests of Novelion’s shareholders, or necessary for us to continue as a going concern, and may prevent pursuit of any strategic transaction. Even if we are successful, our business could be adversely affected by a proxy contest or negative campaign because:

•
responding to proxy contests and other actions by activist shareholders may be costly and time-consuming and may disrupt our operations and divert the attention of our management and our employees, which resources are already constrained;

•	perceived uncertainties as to our future may make it more difficult to attract and retain qualified personnel and business partners; and

•
if individuals are elected to our Board of Directors with a specific agenda different from our strategy for creating long-term shareholder value, it may adversely affect our ability to effectively and timely execute on our plans, including our review of strategic alternatives, and create value for our shareholders.

Anti-takeover provisions in our Articles, certain provisions under the BCBCA, the Canadian take-over bid rules and our advance notice policy could prevent or delay transactions that our shareholders may favor and may prevent shareholders from changing the direction of our business or management.

Provisions of our Articles and certain provisions under the British Columbia Business Corporations Act (the “BCBCA”) may discourage, delay or prevent a merger or acquisition that our shareholders may consider favorable, and may also frustrate or prevent any attempt by shareholders to change our direction or management. For example, these provisions:

•
require a 66 2/3% majority of shareholder votes cast in favor of a resolution to effect various amendments to our Articles and to effect certain merger and similar business combination transactions; and

•
require shareholder proposals for matters to be acted upon by shareholders at shareholder meetings to be submitted pursuant to, and in accordance with, the applicable provisions of the BCBCA for inclusion in the Company’s proxy materials by a date that is not later than three months prior to the anniversary date of the prior year’s shareholder meeting.

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

We are incorporated under the laws of the Province of British Columbia, Canada, and therefore certain of the rights of holders of our shares are governed by Canadian law, including the provisions of the BCBCA, and by our Notice of Articles and Articles. These rights differ in certain respects from the rights of shareholders in typical U.S. corporations and these differences may make our common shares less attractive to investors. For example, it may not be possible for an investor to enforce judgments obtained in U.S. courts based upon the civil liability provisions of U.S. federal securities laws or other laws of the U.S. against us.

Future sales or issuances of our common shares may cause our share price to decline.

Issuances (including a debt for equity swap as part of a potential restructuring or other strategic alternative, which would be highly dilutive to Novelion’s shareholders) of a substantial number of our common shares, or an issuance of securities convertible into common shares, or the perception that these transactions might occur, could significantly further reduce the market price of our common shares and impair our ability to raise adequate capital through the sale of additional equity or equity linked securities in the future. If our existing shareholders sell, or if the market believes our existing shareholders will sell, substantial amounts of our common shares in the public market, the trading price of our common shares could continue to decline significantly. If additional shares are sold or otherwise enter the market, or if it is perceived that they will be sold in or otherwise enter the public market, the price of our common shares could continue to decline substantially. In addition to the common shares underlying Aegerion’s Convertible Notes and the warrants issued in connection with the Shareholder Loans, there are also approximately 2.2 million common shares that are subject to outstanding options to purchase common shares and restricted stock unit awards and reserved for issuance under our equity plans, and will need additional shares for equity awards in the near future. The common shares underlying such currently outstanding options and restricted stock unit awards can be, and any shares underlying equity awards that we issue, or that are reserved for issuance, in the future are expected to be able to be, registered and freely saleable in the public market upon issuance, subject to vesting restrictions.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Our U.S. operational office, which is located at One Main Street in Cambridge, Massachusetts, consists of approximately 31,571 square feet of office space under a lease that expires in April 2019. We are currently working to find new office space in the Greater Boston, Massachusetts area.

We also currently lease office spaces in Argentina, Brazil, France, Germany, Italy, Japan, Spain, Switzerland, Turkey and the UK, with approximately 10,227 square feet of office space in the aggregate. Our international lease agreements expire at various dates through the year 2025.

In addition to the locations listed above, we hold inventory at various locations, including international locations, managed by third parties.

Item 3.	Legal Proceedings.

We accrue a liability for legal contingencies when we believe that it is both probable that a liability has been incurred and that we can reasonably estimate the amount of the loss. We review these accruals and adjust them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. To the extent new information is obtained and our views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in our accrued liabilities would be recorded in the period in which such determination is made. For certain matters, the liability is not probable or the amount cannot be reasonably estimated and, therefore, accruals have not been made. In addition, in accordance with the relevant authoritative guidance, for any matters in which the likelihood of material loss is at least reasonably possible, we will provide disclosure of the possible loss or range of loss. If a reasonable estimate cannot be made, however, we will provide disclosure to that effect. See Note 16, Commitments and Contingencies, in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Effective at the close of market on May 3, 2017, as part of a cost reduction process, we voluntarily delisted our common shares from the Toronto Stock Exchange (“TSX”), due to the low trading volume of our shares on the TSX over a sustained period, which we believed no longer justified the financial and administrative costs associated with maintaining a dual listing. Canadian shareholders continue to be able to trade our shares on the NASDAQ exchange through their brokers who have U.S. registered broker-dealer affiliates. Our common shares are currently traded in the U.S. on NASDAQ under the symbol “NVLN.”

On March 11, 2019, the closing price per share of our common shares was $1.22, as reported on the NASDAQ, and there were 79 registered holders of our common shares.

Equity Compensation Plan Information as of December 31, 2018

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

During the year ended December 31, 2018, there were no common share repurchases.

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

Not applicable.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Background and Cautionary Notes

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

All references in this Annual Report to “we,” “us,” “our,” the “Company,” “QLT” and “Novelion” refer to Novelion and its consolidated subsidiaries, including Aegerion and its subsidiaries, unless the context suggests otherwise. Aegerion is our operating subsidiary and substantially all of the Company’s assets and the majority of its operations reside at Aegerion and Aegerion is the source of the consolidated company’s revenues. As described elsewhere in this Annual Report, Aegerion has a substantial amount of debt, including under a secured term loan facility entered in November 2018, which matures on June 30, 2019, its 2% convertible notes due August 15, 2019, and also as the borrower under a secured intercompany term loan with Novelion as lender, which matures on July 1, 2019. In light of these arrangements and their provisions, which prohibit Aegerion from making certain payments, including payments in cash, to Novelion (including for out-of-pocket costs incurred, and services rendered, by or on behalf of Novelion, for the benefit of Aegerion), investors are cautioned that Aegerion’s interests may not always be aligned, and which, in certain circumstances, may conflict with, those of Novelion or its shareholders. Given the quantum and near-term maturity of Aegerion’s outstanding debt obligations, a bankruptcy reorganization will likely be required for Aegerion, and could be required for Novelion, in the near term to implement transactions that are necessary to effect a comprehensive refinancing, wholesale recapitalization or other strategic alternative, if available, or in the event of the failure to complete such transactions.

Forward-Looking Statements

All statements included or incorporated by reference into this Annual Report, other than statements of historical fact, are “forward-looking statements” under, and are made pursuant to the safe harbor provisions of, the Private Securities Litigation

Reform Act of 1995 and other applicable federal U.S. and Canadian laws, regulations and other legal principles. Forward-looking statements and information are often identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “forecasts,” “may,” “will,” “should,” “would,” “could,” “potential,” “guidance,” “continue,” “ongoing” and similar expressions, and variations or negatives of these words.

Examples of forward-looking statements and information include our statements regarding: the commercial potential for, and market acceptance of, our products; our estimates as to the potential number of patients with the diseases for which our products are approved or for which our product candidates are being developed, and estimates of the addressable markets of such products; our expectations with respect to reimbursement and pricing approvals of our products in the U.S., EU and elsewhere; our expectations with respect to named patient sales of our products in Brazil and in other countries where such sales are permitted; the potential for and possible timing of approval of our products in countries or regions where we have not yet obtained approval; our plans for further clinical development of our products; our expectations regarding clinical trials and future regulatory filings and interactions with regulatory agencies for our products, including potential marketing approval applications with respect to metreleptin to expand the indication for metreleptin in the U.S. and with respect to filing for approval of our products in additional jurisdictions; our plans for commercial marketing, sales, manufacturing and distribution of our products; our expectations with respect to meeting the post-marketing commitments for our products; our expectations with respect to the impact of competition on our future operations and results; our beliefs with respect to our intellectual property portfolio for our products and the extent to which it allows us to exclusively develop and commercialize our products and product candidates; our expectations regarding the availability of data and marketing exclusivity for our products in the U.S., the EU, Japan and other countries; our expectations regarding our ability to comply with Aegerion’s settlement of the Department of Justice (the “DOJ”) and Securities and Exchange Commission (the “SEC”) investigations, including the payment of the penalties, restitution, and settlement amounts and the obligations contained in the settlement agreements and resulting from criminal probation; our beliefs that the DOJ and SEC investigations and the settlement could give rise to additional third party demands, claims or litigation, further investigations, or could impact Aegerion’s commercial operations, research and development activities, contracts and business; the possible outcomes of investigation in Brazil, and the possible impact and additional consequences of them on our business and the other factors that are significantly impacting named patient sales in Brazil; the anticipated results of our August 2018 workforce reduction and other cost control measures; our future expectation of cash use and ability and plans to restructure Aegerion’s convertible debt and secured debt or access the debt or equity markets; our expectations regarding taxes, tax positions and other related matters; our forecasts and expectations regarding sales of our products, our future expenses, our cash position both on a consolidated and non-consolidated basis, and the timing of any future need for additional capital to fund operations and product development opportunities; our ability to manufacture and supply sufficient amounts of metreleptin and lomitapide, and diluent for use reconstituting metreleptin, to meet demand for commercial and clinical supplies; and our plans to address the substantial doubt about our ability to continue as a going concern and our review of financial and strategic alternatives.

The forward-looking statements, including financial outlooks, contained in this Annual Report and in the documents incorporated into this Annual Report by reference are based on our current beliefs and assumptions with respect to future events, all of which are subject to change. Forward-looking statements are based on estimates and assumptions regarding, for example, general business, economic and market conditions and trends, our expected growth, the status of applicable laws and regulations, our financial position and execution of our business strategy, resolution of litigation and investigations, future competitive conditions and market acceptance of products, the possibility and timing of future regulatory approvals, expectations regarding our core capabilities, Aegerion’s ability to successfully refinance its secured term loan owed to Novelion (the “Intercompany Loan”), Aegerion’s approximately $302.5 million principal amount of 2.0% convertible senior notes due August 15, 2019 (the “Convertible Notes”), or $75.9 million in outstanding principal (including paid in kind fees and interest) under Aegerion’s secured term loans (the “Bridge Loans”), which mature on June 30, 2019, or the ability of either Novelion or Aegerion to otherwise raise capital to continue to operate as a standalone business, each made in light of current conditions and expected future developments, as well as other factors that we believe are appropriate in the circumstances. Effecting a refinancing, or other wholesale recapitalization or other strategic alternative (any of which, along with the failure to execute one or more transactions, is likely to cause Aegerion, and may cause Novelion, to seek the protections of applicable bankruptcy laws allowing for corporations to seek to restructure their debts and other affairs under a reorganization) is highly speculative and will be critical for us to continue as a going concern and to execute on our strategy and pursue our goals and objectives. Forward-looking statements, including financial outlooks, are not guarantees of future performance, and are subject to risks, uncertainties and assumptions that are difficult to predict, including those incorporated by reference into the “Risk Factors” section of this Annual Report. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors may impact our operations or results. New risks may emerge from time to time. Past financial or operating performance is not necessarily a reliable indicator of future performance. Given these risks and uncertainties, we can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them does occur, what impact such event will have on our results of operations and financial condition. Our actual results could differ materially and adversely from those expressed in any forward-looking statement in this Annual Report or in our other filings with the SEC.

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

Except as required by law, we undertake no obligation to revise our forward-looking statements, including financial outlooks, to reflect events or circumstances that arise after the filing date of this Annual Report or the respective dates of documents incorporated into this Annual Report by reference that include forward-looking statements. Therefore, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in these forward-looking statements.

Business Overview

We are a biopharmaceutical company dedicated to developing new standards of care for individuals living with rare diseases. As described below, we, through our subsidiary Aegerion, develop and commercialize two rare disease products, metreleptin and lomitapide. During the year ended December 31, 2018, net revenues from sales of metreleptin and lomitapide were $130.4 million, of which $83.4 million was derived from prescriptions for metreleptin and lomitapide written in the U.S., and $47.0 million was derived from prescriptions written for and royalties on sales of metreleptin and lomitapide outside the U.S.

As of December 31, 2018, we had approximately $45.2 million in cash and cash equivalents, of which $31.9 million was held and controlled by our subsidiary Aegerion. Aegerion has a significant level of indebtedness, consisting as of December 31, 2018 of (1) approximately $302.5 million principal amount of 2.0% Convertible Notes due August 15, 2019, (2) approximately $75.9 million in outstanding principal (including paid in kind fees and interest) under the Bridge Loans, which had an initial stated maturity date of February 15, 2019, which maturity date was extended in January 2019 to June 30, 2019, and (3) approximately $37.1 million outstanding under Aegerion’s secured term loan owed to Novelion, which has a maturity date of July 1, 2019 (which Bridge Loan and Intercompany Loan amounts were subsequently reduced by repayments received from the proceeds of the Japan License Agreement described below).

In November 2018, at the time Aegerion entered into the bridge credit agreement (the “Bridge Credit Agreement”) for the Bridge Loans, we announced that Aegerion has engaged advisors (who advised on the Bridge Loans) to, among other things, undertake a comprehensive review of Aegerion’s capital structure, and that Novelion and Aegerion have engaged advisors, respectively, to independently explore and advise each respective company on all available financial and strategic options available to it, such as a restructuring of Aegerion’s Convertible Notes (including a restructuring that would likely involve a debt for equity swap, which would be highly dilutive to existing Novelion shareholders), a sale or merger of Novelion or Aegerion, or the sale or other disposition of certain businesses or assets (any of which, along with the failure to execute one or more transactions, is likely to cause Aegerion, and may cause Novelion, to seek the protections of applicable bankruptcy laws allowing for corporations to seek to restructure their debts and other affairs under a reorganization) (which collective review we refer to as our review of “strategic alternatives”). The costs of these and other advisors is expected to be significant. In addition, to resolve certain DOJ and SEC investigations regarding Aegerion’s U.S. commercial activities and disclosures related to JUXTAPID, Aegerion is, among other obligations, required to pay approximately $40.1 million in civil penalties, restitution and settlement amounts (plus interest) over three years, of which $31.1 million remains outstanding. See the “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” section and Note 16, Commitments and Contingencies, in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report for further information.

Our ability to continue as a going concern, and correspondingly to execute on our business plan and strategy, is dependent upon our ability to undertake a comprehensive recapitalization or restructuring of all or substantially all of Aegerion’s outstanding debt as it matures and/or undertake such other strategic alternative. As a result, our primary goal, along with the product-related business plans and objectives described in this Annual Report, is to successfully complete the review of strategic alternatives and consummate a transaction or series of transactions to achieve the objectives set forth in the immediately preceding sentence. Our ability to identify and complete such a strategic alternative is highly speculative.

In August 2018, we implemented a cost-reduction plan, which included a workforce reduction. The reduction in workforce impacted 35 employees, which accounted for approximately 22% of our global active employees across nearly all functions, and approximately 36% of our global workforce including headcount and positions that were eliminated. The workforce reduction was substantially completed in the third quarter of 2018. The cost-reduction initiatives include, among others, the suspension of clinical development activities for additional indications for metreleptin as well as efforts to reduce outsourced services and information technology infrastructure spending. As a result of the workforce reduction, we incurred restructuring charges of approximately $2.2 million, which were recorded in the third quarter of 2018, which will be fully paid by the end of the third quarter of 2019. The restructuring charges include consulting fees related to the restructuring event and termination benefits, principally comprised of severance payments.

As noted above, Aegerion has two commercial products:

•
Metreleptin, a recombinant analog of human leptin, is marketed in the U.S. under the brand name MYALEPT (metreleptin) for injection (“MYALEPT”). MYALEPT is approved in the U.S. as an adjunct to diet as replacement therapy to treat the complications of leptin deficiency in patients with congenital or acquired generalized lipodystrophy (“GL”). In July 2018, metreleptin, under the brand name MYALEPTA, was approved in the European Union (“EU”) as a treatment for the complications of leptin deficiency in patients with congenital or acquired GL in adults and children two years of age and above and familial or acquired Partial Lipodystrophy (“PL”) in adults and children 12 years of age and above. We have submitted market access dossiers in key EU countries and are entering into price negotiations for such countries following approval of the relevant Health Technology Assessment (the “HTA”). We are planning to pursue approval of PL in the U.S., which will require a clinical study. We are in the process of assessing feedback received from FDA on the study design and Phase 3 clinical study protocol. We also plan to file for regulatory approvals for metreleptin in GL and PL in other key markets, including Brazil, in 2019, using the data package submitted to the EU. We offer metreleptin through expanded access programs in countries where permitted by applicable regulatory authorities and under applicable laws, and generate revenues in certain markets, including Brazil where named patient sales are permitted based on the approval of metreleptin in the U.S. or the EU. We have suspended plans to explore new opportunities for metreleptin as a potential treatment for certain other low-leptin mediated metabolic diseases, including hypoleptinemic metabolic disorder (“HMD”). Our ability to resume these plans is entirely dependent on our ability to restructure Aegerion’s debt and raise sufficient capital to fund such opportunities (which, as noted above, is highly speculative), along with a subsequent review of such opportunities in the context of our product portfolio and capital position.

•
Lomitapide, which is marketed in the U.S. under the brand name JUXTAPID (lomitapide) capsules (“JUXTAPID”), is approved in the U.S. as an adjunct to a low-fat diet and other lipid-lowering treatments, including low-density lipoprotein (“LDL”) apheresis where available, to reduce low-density lipoprotein cholesterol (“LDL-C”), total cholesterol (“TC”), apolipoprotein B (“apo B”) and non-high-density lipoprotein cholesterol (“non-HDL-C”) in adult patients with homozygous familial hypercholesterolemia (“HoFH”). Lomitapide is approved in the EU, under the brand name LOJUXTA (lomitapide) hard capsules (“LOJUXTA”) for the treatment of adult patients with HoFH. Aegerion receives sales milestones and royalties on net sales of LOJUXTA in the EU and certain other jurisdictions from Amryt Pharma plc (“Amryt”), to whom Aegerion out-licensed the rights to commercialize LOJUXTA in Europe and certain countries in the Middle East contiguous to Europe in December 2016, and to whom Aegerion, in an amendment to the licensing arrangements in July 2018, transferred the Europe MA for LOJUXTA and expanded Amryt’s territory to include non-EU Balkan states and Russia and the Commonwealth of Independent States. Lomitapide, under the brand name JUXTAPID, is also approved in Japan, Argentina, Canada, Colombia, and a limited number of other countries. In December 2016, Aegerion launched JUXTAPID as a treatment for HoFH in Japan and on February 5, 2019, Aegerion entered into a license agreement with Recordati Rare Diseases Inc. (“Recordati”) for the commercialization of JUXTAPID in Japan. The agreement includes exclusive rights in Japan for Recordati to commercialize JUXTAPID for HoFH and Aegerion granted Recordati an exclusive right of first negotiation for product commercialization in Japan of any potential new indications that may be developed by Aegerion, in exchange for an upfront payment, various milestones and royalties on net sales of JUXTAPID in Japan. Lomitapide is also sold, on a named patient sales basis, in Brazil and in a limited number of other countries outside the U.S. where such sales are permitted before regulatory approval in such country as a result of the approval of lomitapide in the U.S. or the EU. We have filed for marketing authorization in Brazil for JUXTAPID for HoFH in August 2018 and we anticipate approval in 2019.

In the near-term, we expect that the substantial majority of our revenues will continue to be derived from sales of MYALEPT and JUXTAPID in the U.S and MYALEPTA in key markets in the EU, subject to receipt of pricing and reimbursement approvals in such markets at levels that are acceptable to us. We also expect to generate revenues from (i) sales of both products in those countries outside the U.S. in which we have received or expect to receive marketing approval, are able to obtain pricing and reimbursement approval at acceptable levels, and elect to commercialize the products, (ii) sales of both products in a limited number of other countries where they are, or may in the future be, available on a named patient sales basis as a result of approvals in the U.S. or EU, and (iii) royalties on sales of our products by our licensees and potential milestone payments. We expect that in the near-term, our largest sources of revenues after the U.S., on a country-by-country basis, will be, revenue from royalties and from sales of JUXTAPID in Japan and sales of MYALEPTA in Germany. As a result of the license agreement with Recordati, as described above, we have received and expect to receive licensing revenues, in the form of the $25.0 million upfront payment and a potential $5.0 million milestone payment related to the transfer of the JUXTAPID Japan marketing authorization, in 2019. We have had, and expect to continue to have, named patient sales of metreleptin in Brazil, Colombia, Argentina, Turkey and a select number of other key markets. We expect net revenues from named patient sales to fluctuate significantly quarter-over-quarter given that named patient sales are derived from unsolicited requests from prescribers. In some countries, including Brazil, orders for named patient sales are for multiple months of therapy, which can lead to fluctuation in sales depending on the ordering pattern.

We expect that our near-term efforts will be focused on the following:

•
restructuring or refinancing all or substantially all of Aegerion’s outstanding debt (including a restructuring that would likely involve a debt for equity swap, which would be highly dilutive to existing Novelion shareholders) or other available and viable strategic alternatives;

•	managing our costs and expenses to better align with our revenues and cash position, while supporting approved products in a compliant manner;

•
building and maintaining market acceptance in the U.S. for MYALEPT for the treatment of complications of leptin deficiency in GL patients, and continuing to sell JUXTAPID as a last-line treatment for adult HoFH patients despite the availability of PCSK9 inhibitor products, which have had a significant adverse impact on sales of JUXTAPID;

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

•
gaining regulatory, pricing and reimbursement approvals to market our products in countries in which the products are not currently approved and/or reimbursed or for new indications, including gaining pricing and reimbursement approvals for MYALEPTA in key markets in the EU, seeking regulatory and pricing and reimbursement approval of metreleptin in Brazil and other key markets as a treatment for complications of leptin deficiency in GL and PL patients and seeking regulatory and pricing and reimbursement approval of lomitapide in Brazil for adult HoFH patients;

•
launching, in the case of Germany, MYALEPTA in Germany and in other key markets in the EU as a treatment for complications of leptin deficiency in GL and PL patients, in the event we obtain pricing and reimbursement approvals at acceptable levels for MYALEPTA in such markets;

•	completing the protocol and initiating a clinical trial of metreleptin for PL, with the goal of obtaining approval of PL in the U.S.;

•
gaining market acceptance in the other countries where we are commercializing lomitapide or where may in the future receive approval to commercialize lomitapide despite the availability of PCSK9 inhibitor products in many of these countries;

•	supporting named-patient sales of metreleptin and lomitapide in Brazil, Turkey and other key countries where such sales are permitted;

•
minimizing the number of patients who are eligible to receive but decide not to commence treatment with our products, or who discontinue treatment, by supporting activities such as patient support programs, in those countries where the products are approved and to the extent permitted in a particular country;

•
Aegerion complying with the various agreements and judgments (including the criminal probation) entered into with the DOJ and SEC in September 2017 (the “Settlement”), and subsequently, and Aegerion's criminal sentencing in January 2018, including the payment of approximately $31.1 million remaining in civil penalties, restitution and settlement amounts (plus interest) through the first quarter of 2021 and satisfying its obligations under a civil settlement agreement with the DOJ, separate civil settlement agreements with multiple U.S. states, a final judgment entered in connection with a complaint filed by the SEC, a deferred prosecution agreement with the DOJ (the “DPA”), which is scheduled to end in September 2020, a five-year corporate integrity agreement with the Office of Inspector General of the Department of Health and Human Services (the “DHHS”), which is scheduled to end in September 2022, and a pending civil consent decree with the FDA and the DOJ relating to the JUXTAPID Risk Evaluation and Mitigation Strategy (“REMS”) program, and managing other ongoing government investigations and related matters pertaining to its products;

•
defending any legal challenges, including derivative claims, claims for any breach of contract, claims related directly or indirectly to the Settlement, challenges to our loan amounts, or any challenges to the patents or our claims of exclusivity for our products in the U.S., including against potential generic submissions with the FDA with respect to lomitapide, and expanding the intellectual property portfolio for our products; and

•	continuing to reinforce a culture of compliance, ethics and integrity throughout Novelion, Aegerion and their subsidiaries.

Investigations and Legal Proceedings

As noted above, Aegerion has been the subject of certain investigations and other legal proceedings (some of which remain ongoing), including investigations of Aegerion’s marketing and sales activities of JUXTAPID by the DOJ and the SEC, and an investigation by federal prosecutors in Brazil to determine whether there have been violations of Brazilian laws related to the sales of JUXTAPID. Aegerion entered the Settlement with the DOJ and the SEC in September 2017 that required Aegerion, in addition to paying certain penalties and Settlement amounts, to plead guilty to two misdemeanor misbranding violations of the Food, Drug and Cosmetics Act and to enter into a three-year DPA with regard to a charge that it engaged in a conspiracy to violate the Health Insurance Portability and Accountability Act (“HIPAA”), and to enter into a Consent Decree with the FDA regarding the JUXTAPID REMS Program. Aegerion was sentenced by the U.S. District Court on January 30, 2018 after the judge accepted Aegerion’s guilty criminal plea. Under the terms of the Settlement, including the sentence, Aegerion was required to pay approximately $40.1 million in aggregate penalties, plus interest, over three years, including $7.2 million of restitution, a civil penalty of $4.1 million to be paid to the SEC pursuant to an SEC Judgment, and $28.8 million (including $2.7 million designated for certain states), to be paid pursuant to the Civil Settlement Agreement, which has been and continues to be a significant financial burden given Aegerion’s financial condition, and also is required to comply with a series of ongoing compliance obligations. Aegerion has made the required Settlement payments on the respective payment due dates. As of December 31, 2018, the total remaining outstanding Settlement payment due was $31.1 million. The FDA Consent Decree remains subject to approval by a U.S. District Court Judge. See Note 16, Commitments and Contingencies, in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report for further information regarding these investigations and legal proceedings.

Recent Corporate and Securities Transactions

Shareholder Term Loan Agreement

On March 15, 2018, Aegerion entered into a loan and security agreement with affiliates of Broadfin Capital, LLC and Sarissa Capital Management LP (the “Shareholder Term Loan Agreement”), pursuant to which the lenders made a single-draw term loan to Aegerion in an aggregate amount of $20.0 million (the “Shareholder Term Loans”), secured by substantially all of Aegerion’s assets, including a pledge of 65% of its first-tier foreign subsidiaries’ equity interests and substantially all of the intellectual property and related rights in respect of MYALEPT and JUXTAPID, subject to certain exceptions. The Shareholder Term Loans were repaid in full in November 2018 with proceeds from the Bridge Loans (as discussed below).

In connection with the Shareholder Term Loan Agreement, the lenders of the Shareholder Term Loans were issued warrants (“Shareholder Term Loan Warrants”) to purchase approximately 1.8 million Novelion common shares. The Shareholder Term Loan Warrants have an exercise price equal to $4.40 per share, representing the volume weighted average price of Novelion common shares for the 20 trading days ended March 14, 2018, and have a term of four years.

At the time of repayment in November 2018, the outstanding principal of the Shareholder Term Loans was approximately $21.2 million, including paid in kind interest that had been added to the principal of the Shareholder Term Loans.

Intercompany Loan

In connection with the entry into the Shareholder Term Loan Agreement, on March 15, 2018 Aegerion and Novelion entered into an amended and restated senior secured term loan agreement, which has a maturity date of July 1, 2019 (the “Amended and Restated Intercompany Loan Agreement”), which amends and restates the secured loan facility between Aegerion and Novelion that was first entered into in connection with the Intercompany Loan at the time of the Merger. As of the filing date of this Annual Report, the principal amount owing from Aegerion to Novelion under the Intercompany Loan was approximately $37.1 million. The Intercompany Loan is not subordinated to the Roll Up Loans and the Bridge Lenders have agreed not to challenge $19.4 million of the Intercompany Loan amount currently outstanding as of the filing date of this Annual Report. Under the terms of the Bridge Intercreditor Agreement, the liens securing the Roll Up Loans rank junior to the liens securing the Intercompany Loan. The Intercompany Loan has been eliminated in the Consolidated Financial Statements.

Bridge Loans

On November 8, 2018 (the “Closing Date”), Aegerion entered into the Bridge Credit Agreement with certain funds managed by Highbridge Capital Management, LLC and Athyrium Capital Management, LP, as lenders (the “Bridge Lenders”), and Cantor Fitzgerald Securities, as agent (the “Bridge Agent”), under which Aegerion borrowed from the Bridge Lenders new secured first lien term loans in cash in an original aggregate principal amount of $50.0 million (“New Money Loans”) and $22.5 million of new secured term loans that were funded, on behalf of Aegerion, to repurchase and retire an equal amount of Convertible Notes, at par, held by certain funds managed by the Bridge Lenders (the “Roll Up Loans”). The Roll Up Loans and the New Money Loans comprise the Bridge Loans referenced above.

In connection with, and as a condition to, Aegerion’s entering into the Bridge Credit Agreement, Novelion, as lender under the existing Amended and Restated Intercompany Loan Agreement consented to Aegerion’s incurrence of the Bridge Loans and the repayment of the Shareholder Term Loans, and amended the Amended and Restated Intercompany Loan Agreement (the “Consent and Amendment”). Novelion also agreed to subordinate the Intercompany Loan to the New Money Loans pursuant to a subordination agreement with the Bridge Lenders and Bridge Agent (the “Bridge Intercreditor Agreement”). Under the terms of the Bridge Intercreditor Agreement, the New Money Loans and the liens securing the New Money Loans are senior to the liens securing the Intercompany Loan. The Intercompany Loan is not subordinated to the Roll Up Loans and the Bridge Lenders have agreed not to challenge $19.4 million of the Intercompany Loan amount currently outstanding as of the filing date of this Annual Report (which takes into account principal amounts repaid from the proceeds of the Japan License Agreement (described below) and the New Money Loans). Under the terms of the Bridge Intercreditor Agreement, the liens securing the Roll Up Loans rank junior to the liens securing the Intercompany Loan. The Intercompany Loan has been eliminated in the Consolidated Financial Statements.

For more details about the Bridge Loans, refer to Part I, Item 1 - "Business - Recent Corporate and Securities Transactions" of this Annual Report.

Japan License

On February 5, 2019, Aegerion entered into the license agreement (the “Japan License Agreement”) with Recordati for the commercialization of JUXTAPID in Japan. Under the terms of the Japan License Agreement, and subject to the conditions set forth therein, Aegerion granted to Recordati an exclusive license in Japan, with the right to grant sub-licenses, to manufacture and commercialize JUXTAPID, for the current marketed indication for HoFH. During the term of the Japan License Agreement, Recordati also has an exclusive right of first negotiation to any new indications for JUXTAPID. For more details about the Japan License, including the allocations of proceeds received from the transaction and restrictions on Aegerion’s use of such proceeds, refer to Part I, Item 1 - “Business - Recent Corporate and Securities Transactions” of this Annual Report.

Financial Overview

•
Net revenues totaled $130.4 million for the year ended December 31, 2018, compared to $138.4 million in 2017. Net revenues were primarily generated from sales of metreleptin and lomitapide; approximately 2% of net revenues were derived from royalties on sales of metreleptin and lomitapide made by our sublicensees in the EU and other territories for the year ended December 31, 2018. The decrease in revenues was primarily driven by the decrease in the sales of lomitapide in certain territories, partially offset by the increase in sales of metreleptin in the EU. Refer to further discussion in “Results of Operations” below.

•
Cost of product sales totaled $59.7 million for the year ended December 31, 2018, representing costs of selling metreleptin and lomitapide, as well as the royalties cost and the intangible asset amortization recorded for the period. The cost of product sales decreased $17.5 million, from $77.2 million in 2017. The decrease was primarily attributed to the lower charges we recorded for excess or obsolete inventory in 2018, partially offset by a higher royalty rate on U.S. sales of metreleptin in 2018.

•
Selling, general and administrative (“SG&A”) expenses decreased from $96.5 million in 2017 to $79.8 million in 2018. The decrease was primarily driven by the lower employee-related expenses, outsourced services spending and lower spending in IT infrastructure as a result of the cost saving efforts in 2018.

•
Research and development (“R&D”) expenses decreased from $49.0 million in 2017 to $38.8 million in 2018. The decrease was primarily driven by lower employee-related expenses, consulting fees, and spending in clinical research as a result of the cost saving efforts in 2018.

•
Restructuring charges decreased modestly from $2.5 million in 2017 to $2.2 million in 2018. The restructuring charges incurred in 2018 are related to the workforce reduction we implemented as part of our August 2018 Cost Reduction Plan.

•
Interest Expense increased from $39.0 million in 2017 to $50.5 million in 2018. The increase was primarily attributable to the amortization of debt discount on the Convertible Notes, the interest paid for the Shareholder Term Loans, and the accrued unpaid interest and the amortization of debt discount related to the loan facilities entered in November 2018.

•	Loss on extinguishment of debt was $4.3 million during the year ended December 31, 2018, which resulting from the extinguishment of the Shareholder Term Loans, upon repayment in November 2018.

•
Other expense, net was $1.8 million during the year ended December 31, 2018, an increase of $1.5 million compared to 2017, which was primarily attributed to higher loss from foreign currency transactions.

•
Cash and cash equivalents totaled approximately $45.2 million as of December 31, 2018, of which $31.9 million was held and controlled by our subsidiary Aegerion. We used $55.5 million of net cash for operating activities in 2018, primarily due to a $108.3 million net loss, and $30.0 million used in cash related to the changes in other assets and liabilities, offset by non-cash expenses of $82.9 million. Financing activities generated net cash proceeds, substantially all by Aegerion, of $47.4 million in 2018.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The preparation of these Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates.

While our significant accounting policies are more fully described in Note 2 - Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements appearing in Item 8 of this Annual Report, we believe that the accounting policy related to revenue recognition is the most critical to aid you in fully understanding and evaluating our reported financial results, and affecting the more significant judgments and estimates that we use in the preparation of our Consolidated Financial Statements.

Revenue Recognition

Our accounting policy for revenue recognition will have a substantial impact on reported results and relies on certain estimates, which include the estimates of government rebates, prompt payment discounts and distribution service fees related to the sales of our products.

Product Sales Revenues

We recognize revenue from sales of metreleptin and lomitapide at the point in time when control transfers, typically upon transfer of product to the carrier or delivery of product to customers. Revenue is recognized net of estimated discounts, rebates, and any taxes collected from customers which are subsequently remitted to governmental authorities. Payment terms vary by contract, but it is typically due within 30 to 120 days of delivery to the customer. Generally, the period between when we transfer or deliver the products and when payments are received is one year or less; as such, we deem it unnecessary to assess whether a significant financing component exists and thus do not adjust the transaction price for the time value of money.

Variable Consideration

Product sales revenues are recognized at the net sales price (“transaction price”) which includes estimated reserves for variable consideration, upon the transfer of control of our products. Variable consideration primarily includes government rebates, prompt payment discounts and distribution service fees. Estimates of variable consideration are made at contract inception and historical experience, market trends, industry data, and statutory requirements are considered when determining such estimates. Variable consideration is included in the transaction price to the extent it is probable that a significant reversal of revenue will not occur. We reassess variable consideration at the end of each reporting period as additional information becomes available with the variance recorded to product sales revenue.

Government Rebates: We are subject to government mandated rebates for Medicare, Medicaid, Tricare and other government programs in the U.S. and other countries. These rebates are estimated based on actual payer information. We record an accrued liability for unpaid rebates related to products for which control has been transferred to distributors.

Prompt Payment Discounts: We provide discounts to certain distributors if they pay for product within a defined period of time after title transfers, which terms are explicitly stated in the contract. These discounts are recorded as a reduction of revenue upon receipt of full payment from such distributors.

Distributor Service Fees: Certain distributors provide distribution services to the Company for a fee, and the costs associated with these services are generally recorded as a reduction of revenue.

Other Incentives: We offer other incentives that vary by contract; these incentives take into account specific relevant factors and are analyzed for revenue recognition purposes on a case by case basis.

Other Revenues

We have entered into agreements where we license certain rights to our products to sublicensees and earn royalties from product sales made by the sublicensees and milestone payments upon the achievement of certain levels of sales. We recognize royalty revenue and sales-related milestone payments, when applicable, at the later of (1) the time that the subsequent sale or usage occurs, or (2) the performance obligation to which some or all of the sales-based or usage-based royalty has been allocated has been satisfied (or partially satisfied).

Recently Issued and Recently Adopted Accounting Standards

See Note 2 - Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for a discussion of recently adopted and new accounting pronouncements.

Results of Operations

The following table summarizes the results of our operations for the years ended December 31, 2018 and 2017, together with the changes in those items in thousands of dollars and as a percentage.

	Year Ended December 31,
	2018	2017	$ Increase / (Decrease)	% Change
	(in thousands)
Net revenues	$130,432	$138,438	$(8,006)	(6)%
Cost of product sales	59,697	77,220	(17,523)	(23)%
Operating expenses:
Selling, general and administrative	79,831	96,472	(16,641)	(17)%
Research and development	38,820	49,008	(10,188)	(21)%
Restructuring charges	2,151	2,536	(385)	(15)%
Total operating expenses	120,802	148,016	(27,214)	(18)%
Loss from operations	(50,067)	(86,798)	(36,731)	(42)%
Interest expense, net	(50,498)	(39,037)	11,461	29%
Loss on extinguishment of debt	(4,333)	—	4,333	100%
Other expense, net	(1,830)	(292)	1,538	NM
Loss before provision for income taxes	(106,728)	(126,127)	(19,399)	(15)%
Provision for income taxes	(1,599)	(583)	1,016	174%
Net loss	$(108,327)	$(126,710)	$(18,383)	(15)%

NM - Not meaningful

Net Revenues

	Year Ended December 31,
	2018	2017
	(in thousands)
Metreleptin	$71,360	$66,308
Lomitapide	59,072	72,130
Total net revenues	$130,432	$138,438

Net revenues for 2018 were primarily generated from net product sales of metreleptin and lomitapide. Approximately 2% of net revenues were derived from royalties on sales of metreleptin and lomitapide made by our sublicensees in the EU and other territories.

We expect that in the near-term, our largest sources of revenues after the U.S., on a country-by-country basis, will be, revenue from royalties and from sales of JUXTAPID in Japan and sales of MYALEPTA in Germany. We have had, and expect to continue to have, named patient sales of metreleptin in Brazil, Colombia, Argentina and a select number of other key markets, including France and Turkey. In the EU, we expect revenues for MYALEPTA from certain of these markets to convert to commercial sales if we receive pricing and reimbursement approvals in the countries in the EU. We also provide free product to a meaningful number of GL and PL patients in key EU markets and would expect to convert those patients to commercial patients if we receive pricing and reimbursement approvals in these markets. We expect net revenues from named patient sales to fluctuate significantly quarter-over-quarter given that named patient sales are derived from unsolicited requests from prescribers. In some countries, including Brazil, orders for named patient sales are for multiple months of therapy, which can lead to fluctuation in sales depending on the ordering pattern. In addition, the workforce reductions we implemented in 2018, and the attrition that followed, may negatively impact the effectiveness of our sales, marketing and distribution strategies, which may have had a negative impact on 2018 revenues.

Metreleptin

We generated revenues from net sales of metreleptin of approximately $71.4 million for the year ended December 31, 2018, compared to $66.3 million for the year ended December 31, 2017. The increase of $5.1 million was primarily attributable to a $9.6 million increase in revenues from France, Germany and Turkey, partially offset by a $3.1 million decrease in the U.S. and a $1.6 million decrease in Brazil. Increased revenues in Turkey was primarily due to an increasing number of patients on treatment compared to the year ended December 31, 2017. Revenues in France and Germany increased during the year ended December 31, 2018 due to a higher number of orders in 2018, specifically, in Germany, attributable to the launch of MYALEPTA in November 2018. The lower 2018 U.S. revenues were primarily due to the decline in shipments as a result of the number of patients who discontinued metreleptin therapy. In addition, the decrease in U.S. revenues was partially attributable to a one-time revenue recognition of $2.3 million in the second quarter of 2017, resulting from changing the method of revenue recognition on sales of MYALEPT within the U.S from the sell-through to the sell-in method. See Note 2 - Revenue Recognition, in the Notes to Consolidated Financial Statements for more information. In addition, the decrease in Brazil revenues was attributable to additional local medical and regulatory requirements which have increased complexity in the process for named patient sales in Brazil and resulted in lower orders during the year ended December 31, 2018.

Future net revenues of metreleptin are highly dependent on our ability to continue to find GL patients, obtain regulatory approvals of metreleptin in certain non-U.S. markets for GL and PL based on the MYALEPTA data package, to secure approval of PL in the U.S., to find PL patients in the EU and other markets where the PL indication may be approved, to continue to build market acceptance for MYALEPT in the U.S. and to build market acceptance in the EU, and obtaining pricing and reimbursement approvals in key markets in the EU and successfully launching MYALEPTA in the EU. In addition, we will continue to pay significant Medicaid rebates for MYALEPT, which will have a negative impact on U.S. net revenues in future periods. The degree of such impact on our overall financial performance will depend on the percentage of MYALEPT patients that have Medicaid as their primary insurance coverage and the quantity of units ordered per patient.

Lomitapide

We generated revenues from net sales of lomitapide of approximately $59.1 million for the year ended December 31, 2018, compared to $72.1 million for the year ended December 31, 2017. The decrease of $13.0 million was primarily attributable to the $11.0 million decrease in the U.S. and a $6.3 million decrease in Brazil, partially offset by a $5.0 million increase in Japan. The decrease in the U.S. was primarily attributable to the availability of PCSK9 inhibitor products, restrictions on reimbursement for our product, patients not adhering to lomitapide therapy for a variety of reasons that are unique to those taking JUXTAPID, and other reasons common to chronic therapies that treat very rare diseases such as HoFH. There was one order from Brazil totaling

$0.4 million during the year ended December 31, 2018, compared to sales of $6.7 million during the year ended December 31, 2017. The decrease in revenues from Brazil was for similar reasons described above for metreleptin and also possibly due to the ongoing investigations in Brazil. The increased revenues in Japan during the year ended December 31, 2018 were primarily due to an increasing number of patients on treatment compared to the year ended December 31, 2017, as the product was launched in Japan in late 2016.

Cost of Product Sales

During the year ended December 31, 2018, cost of product sales, which primarily consist of cost of producing products, royalties on sales and amortization of intangible assets, decreased by $17.5 million to $59.7 million, compared to $77.2 million for the year ended December 31, 2017. During the year ended December 31, 2018, we recorded $2.1 million of charges for excess or obsolete inventory; however, during the year ended December 31, 2017, we recorded $18.8 million of charges for excess or obsolete inventory, primarily driven by the change in forecasted sales activities. The charges for excess or obsolete inventory were determined based on an analysis of forecasted sales activities, product shelf-life and the estimated fair value of the inventory. Royalties payable on U.S. sales of metreleptin increased in 2018 compared to 2017 in accordance with the licensing agreement for this product, adding approximately $2.4 million in cost of product sales in 2018.

Selling, General and Administrative Expenses

During the year ended December 31, 2018, SG&A expenses decreased by $16.7 million to $79.8 million, compared to $96.5 million for 2017. The decrease was primarily driven by lower employee-related expenses, outsourced services spending and lower spending in IT infrastructure as a result of the cost saving efforts in 2018.

Research and Development Expenses

During the year ended December 31, 2018, R&D expenses decreased by $10.2 million to $38.8 million, compared to $49.0 million for 2017. The decrease was primarily driven by lower employee-related expenses, consulting fees, and spending in clinical research as a result of the cost saving efforts in 2018.

Restructuring charges

As a result of our August 2018 Cost Reduction Plan, which included a workforce reduction, we incurred restructuring charges of $2.2 million during the year ended December 31, 2018, which include consulting fees related to the restructuring event and termination benefits principally comprised of severance payments. The charges will be fully paid by the end of the third quarter in 2019, and we do not anticipate any significant additional charges relating to this workforce reduction. During the year ended December 31, 2017, we incurred $2.5 million in restructuring charges related to the consolidation of similar positions during the integration of the business subsequent to Novelion’s acquisition of Aegerion.

Interest Expense, net

Interest expense, net was $50.5 million during the year ended December 31, 2018, an increase of $11.5 million compared to 2017. The increase was primarily attributable to the amortization of debt discount on the Convertible Notes. Additionally, the increase in 2018 was driven by the interest paid upon the repayment of the Shareholder Term Loans in November 2018 and the accrued unpaid interest and the amortization of debt discount related to the Bridge Loans, which were entered in 2018, as well as to a lesser degree, interest due on amounts owed to the DOJ and SEC during the year ended December 31, 2018. Interest expense includes non-cash components totaling $42.8 million and $33.0 million during the year ended December 31, 2018 and 2017, respectively.

Loss on extinguishment of debt

Loss on extinguishment of debt was $4.3 million during the year ended December 31, 2018, which resulting from the extinguishment of the Shareholder Term Loans, upon repayment in November 2018.

Other expense, net

Other expense, net was $1.8 million during the year ended December 31, 2018, an increase of $1.5 million compared to 2017. During the year ended December 31, 2018, other expense, net was primarily attributed to higher loss from foreign currency transactions.

Provision for Income Taxes

Our provision for income taxes was $1.6 million for the year ended December 31, 2018, an increase of $1.0 million from 2017. The provision for income taxes consists primarily of current tax expense related to profitable operations in foreign tax jurisdictions.

For the years ended December 31, 2018 and 2017, we considered it is more likely than not that some portion of the recorded deferred tax assets will not be realized in a future period based on all of the available evidence. As a result of our evaluations, we concluded that there was insufficient positive evidence to overcome the more objective negative evidence related to our cumulative losses and other factors. As there have been conditions that raise substantial doubt about our ability to continue as a going concern since the second quarter of 2018, we maintained a valuation allowance against our U.S, Canadian, and all foreign deferred tax assets for the year ended December 31, 2018. For the year ended December 31, 2017, we maintained a valuation allowance against our U.S., Canadian and Swiss deferred tax assets. In future periods, we will continue to evaluate whether there is sufficient positive evidence to overcome the more objective negative evidence in determining whether we will continue to maintain a valuation allowance.

Liquidity and Capital Resources

During the year ended December 31, 2018, we generated $130.4 million of net revenues, but incurred a net loss of $108.3 million and used $55.5 million of cash for operating activities. As of December 31, 2018, we had $45.2 million in cash and cash equivalents on hand, of which $31.9 million was held and controlled by our subsidiary Aegerion.

Cash proceeds from the revenues generated from sales of metreleptin and lomitapide have been insufficient to finance our operating and capital expenditures and, as such, Aegerion has incurred substantial debt, including $302.5 million principal amount of 2% Convertible Notes due August 15, 2019, the $75.9 million in outstanding principal (including paid in kind fees and interest) under the Bridge Loans and the $37.1 million outstanding Intercompany Loan as of December 31, 2018 (which Bridge Loan and Intercompany Loan amounts were subsequently reduced by repayments received from the proceeds of the Japan License Agreement). Although we believe that the August 2018 Cost Reduction Plan, together with the funds from the New Money Loans, will provide Aegerion with sufficient financing to meet its immediate operational needs and obligations through June 30, 2019, we do not have sufficient cash to meet all of our longer-term obligations, including the amounts due to be paid to the Bridge Lenders on June 30, 2019 and the amounts due to be paid at maturity of the Convertible Notes on August 15, 2019. There is no guarantee that Aegerion will be able to successfully refinance its debt, or that either Novelion or Aegerion will be able to otherwise raise capital to continue to operate as a standalone business, all of which is highly speculative. These debt arrangements are described in more detail in Part I, Item 1 - “Business - Recent Corporate and Securities Transactions” of this Annual Report and impose restrictions on Novelion’s and Aegerion’s operations and use of cash.

Under the terms of the Bridge Credit Agreement and the Bridge Intercreditor Agreement, Aegerion is prohibited from making, and Novelion is prohibited from accepting, certain payments, including as follows. The payment of principal and interest on the Intercompany Loan is subordinated to the prior payment in full of the New Money Loans, except that Aegerion may pay, and Novelion may accept, (i) interest, fees and reimbursements for costs paid in kind and compounded to the principal of the Intercompany Loan, (ii) principal prepayments in cash of $3.5 million on the Closing Date under the Bridge Credit Agreement and, subject to certain conditions, an amount equal to 42% of net proceeds in excess of $15.0 million received in connection with the closing of the Japan License, subject to certain conditions, and (iii) reimbursement payments in cash for costs, fees and expenses incurred by Novelion in its capacity as lender under the Intercompany Loan, to the extent approved by the lenders under the Bridge Credit Agreement. Aegerion is prohibited from making, and Novelion, which has no other sources of cash or revenue, is prohibited from accepting, payments for shared services and shared costs without the consent of the Bridge Lenders under the terms of the Bridge Credit Agreement and the Bridge Intercreditor Agreement (as described below). In addition, there is no assurance that the Intercompany Loan will be paid in full upon maturity. Although the Bridge Lenders agreed not to challenge $19.4 million of the Intercompany Loan amount currently outstanding as of the filing date of this Annual Report (which takes into account principal amounts repaid from the proceeds of the Japan License Agreement and the New Money Loans), the treatment of such loan could be contested, including in connection with any strategic alternative that we might pursue.

In addition, as further described in Note 16, Commitments and Contingencies, in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report, Aegerion entered into agreements with, among other state and federal agencies, the DOJ and the SEC in September 2017, and received a federal criminal sentence in January 2018, that collectively require Aegerion to pay approximately $40.1 million in civil penalties, restitution and settlement amounts (plus interest) over three years. Payments have reduced this liability to $31.1 million as of December 31, 2018.

Also, following Novelion’s business combination with Aegerion, and in connection with certain intercompany agreements with certain of our subsidiaries, we agree to provide, and such subsidiaries agree to provide, certain services to each other in respect of the on-going management, administration and operation of our respective businesses. Costs for such services are allocated among the parties based upon the fair market value of the services provided, plus out of pocket costs and expenses, with an allocation methodology reviewed on a quarterly basis. Amounts due are invoiced on a quarterly basis and payment is due within 60 days. As a result of such intercompany agreements there are frequently net accounts payable and net accounts receivable between and among us and such subsidiaries, and Aegerion is prohibited from making cash payments to Novelion without the consent of the Bridge Lenders pursuant to the terms of the Bridge Credit Agreement and the Bridge Intercreditor Agreement. Thus, Novelion, which has no other sources of cash or revenue, may not have access to payment from cash held at the Aegerion level regardless of its obligations under the shared services agreements, which may result in Novelion incurring out-of-pocket and other costs. The Bridge Credit Agreement also provides that these shared services agreements cannot be modified or terminated without the approval of the Bridge Lenders, and any termination of them by Novelion may trigger an event of default under the Bridge Loans.

See Note 1, Description of Business and Basis of Presentation, in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report for more information regarding the conditions that raise substantial doubt about our ability to continue as a going concern.

For information related to certain risks that could negatively impact our financial position or future results of operations and our ability to refinance or restructure the Convertible Notes or otherwise obtain financing, see Part I, Item 1A - “Risk Factors” of this Annual Report.

Cash Flows

The following table sets forth the major sources and uses of cash and cash equivalents, on a consolidated basis, for the periods set forth below. As of December 31, 2018, we had approximately $45.2 million in cash and cash equivalents, of which $31.9 million was held and controlled by our subsidiary Aegerion.

	Year Ended December 31,
	2018	2017
	(in thousands)
Net cash (used in)/provided by:
Operating activities	$(55,466)	$(54,899)
Investing activities	(442)	(754)
Financing activities	47,388	109
Effect of exchange rates on cash	(1,756)	2,047
Net decrease in cash and cash equivalents	$(10,276)	$(53,497)

Cash Used in Operating Activities

Net cash used in operating activities was $55.5 million for the year ended December 31, 2018 compared to $54.9 million for 2017. The $0.6 million increase was primarily attributable to the higher investment in working capital, offset by the lower net loss (adjusted for the non-cash charges) in 2018.

Cash Used in Investing Activities

During the year ended December 31, 2018, cash flows used in investing activities totaled $0.4 million, primarily used for capital expenditures.

Cash Provided by Financing Activities

During the year ended December 31, 2018, cash flows provided by financing activities totaled $47.4 million. Sources of cash in the period included gross proceeds from Aegerion’s loan facilities executed in 2018, consisting of (1) the Shareholder Term Loan Agreement of $20.0 million, entered on March 15, 2018, and (2) Bridge Loan Agreement of $72.5 million, entered on November 8, 2018, offset by the related issuance costs incurred, as well as $0.4 million proceeds from issuance of approximately 132,000 shares that were acquired by employees in the second quarter of 2018, pursuant to the Employee Stock Purchase Plan. The Shareholder Term Loans were repaid in full in November 2018 in connection with entry into the Bridge Loans, and Aegerion used a portion of the proceeds from the Bridge Loans to repurchase and retire $22.5 million of its Convertible Notes.

Future Funding Requirements

As described above and in the auditor’s explanatory paragraph, there is no assurance that Aegerion will be able to repay, refinance or restructure its funded indebtedness upon maturity. Our ability to continue as a going concern is dependent upon our ability to undertake a comprehensive recapitalization or restructuring of all or substantially all of Aegerion’s outstanding debt as it matures and/or undertake such other strategic alternative, and our ability to do so is highly speculative. Our need and ability to undertake a strategic alternative that will provide us with capital in the near term, the size of any such capital infusion and the availability and terms of any such transaction, will depend on many factors, including:

•
the timing (including maturity) and costs of satisfying Aegerion’s debt obligations, including interest payments and the principal amounts due upon the maturity of the Bridge Loans, the Intercompany Loan and the Convertible Notes, which mature on June 30, 2019, July 1, 2019 and August 15, 2019, respectively, and Aegerion’s other indebtedness;

•	the success of our commercialization efforts and the level of revenues generated from sales of metreleptin and lomitapide and our ability to timely and fully collect such revenues;

•
the status of ongoing or recently concluded government investigations and lawsuits, such as the Settlement and the JUXTAPID Investigations, including relevant obligations, the disclosure of possible or actual outcomes, and the negative publicity surrounding such matters, and the costs associated with the resolution of these investigations and lawsuits, including the civil penalties, restitution and settlement amounts discussed in Note 16, Commitments and Contingencies, in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report and the cost of implementing and complying with the CIA, the DPA, and the FDA Consent Decree and criminal probation terms;

•
the level of revenues we receive from named patient sales of our products in Brazil and other key countries where a mechanism exists to sell the product on a pre-approval basis in such country based on U.S. and EU approval of such products;

•
the level of physician, patient and payer acceptance of metreleptin and lomitapide, and the extent of the negative impact of and other risks associated with the availability of PCSK9 inhibitor products on sales of JUXTAPID in the U.S.;

•
our ability to continue to manage our costs and expenses to better align with our revenues and cash position and to improve our capital structure, while supporting approved products in a compliant manner;

•
our ability to provide security to collateralize any financings, which may be required by lenders as a condition to providing us with any funding, particularly given the fact that substantially all of Aegerion’s assets have been pledged as collateral under the Intercompany Loan and Bridge Loans, including the intellectual property of metreleptin and lomitapide;

•
gaining regulatory and pricing and reimbursement approvals to market our products in countries in which the products are not currently approved and/or reimbursed, where it makes business sense to seek such approval, without significant restrictions, discounts, caps or other cost containment measures, including pricing and reimbursement approval of metreleptin in key markets in the EU and the timing and costs of seeking such approvals;

•
the timing and cost of lifecycle management and clinical development activities, particularly our proposed trial assessing metreleptin in patients with partial lipodystrophy to support an indication change in the U.S.;

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

•
our ability to maintain the sales and marketing capabilities necessary for the commercialization of our products for their targeted indications in the market(s) in which each has received regulatory approval and we elect to commercialize such products, to the extent reimbursement and pricing approvals are obtained, and certain other key international markets, if approved;

•	our ability to file, prosecute and enforce patent claims, including our ability to defend any challenges to the patents or our claims of exclusivity;

•	our ability to maintain manufacturing-related activities and the other efforts necessary for commercializing our products;

•	whether we are successful in our efforts to defend ourselves in, or to settle on acceptable terms, any current or future litigation; and

•
the cost of our current and future observational cohort studies and other post-marketing commitments, including to the FDA, the EMA and in any other countries where our products are ultimately approved.

Our ability to identify and pursue a strategic alternative to provide us with additional capital is highly speculative. Our ability to restructure or refinance Aegerion’s debt, or otherwise seek funding, will depend on factors outside of our control, including the conditions in the capital and debt markets, as well as our financial condition at such time. Any refinancing of Aegerion’s debt or new funding sources could be at higher interest rates, may require us to comply with more onerous covenants or have other unfavorable terms, which could further restrict our business operations.

Off-Balance Sheet Arrangements

We have an operating lease for office space in Cambridge, Massachusetts, which expires in April 2019. We are currently working to find new office space in the Greater Boston, Massachusetts area. We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Item 8.	Consolidated Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Novelion Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Novelion Therapeutics Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, shareholders’ (deficit) equity, and cash flows, for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s anticipated operating cash usage and maturities of outstanding debt and restrictions on intercompany cash payments raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 15, 2019

We have served as the Company’s auditor since 2017.

Novelion Therapeutics Inc.
Consolidated Balance Sheets
(in thousands)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$45,154	$55,430
Accounts receivable, net	28,912	22,191
Inventories - current	12,745	15,886
Prepaid expenses and other current assets	15,732	11,436
Total current assets	102,543	104,943
Inventories - non-current	36,202	33,940
Property and equipment, net	1,585	2,920
Intangible assets, net	200,176	225,272
Other non-current assets	1,209	2,247
Total assets	$341,715	$369,322

Liabilities and shareholders’ (deficit) equity
Current liabilities:
Accounts payable	$6,012	$13,800
Accrued liabilities	44,195	41,838
Short-term debt	73,677	—
Convertible notes, net	274,815	—
Provision for legal settlements - current	11,689	8,596
Total current liabilities	410,388	64,234
Convertible notes, net	—	258,538
Provision for legal settlements - non-current	19,391	31,016
Other non-current liabilities	796	596
Total liabilities	430,575	354,384
Commitments and contingencies (Note 16)
Shareholders’ equity:
Common shares, without par value, 100,000 shares authorized at December 31, 2018 and 2017; 19,017 and 18,702 shares issued and outstanding at December 31, 2018 and 2017, respectively	552,506	551,925
Additional paid-in-capital	79,295	73,185
Accumulated deficit	(822,301)	(713,974)
Accumulated other comprehensive income	101,640	103,802
Total shareholders’ (deficit) equity	(88,860)	14,938
Total liabilities and shareholders’ (deficit) equity	$341,715	$369,322

See accompanying Notes to Consolidated Financial Statements.

Novelion Therapeutics Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2018	2017
Net revenues	$130,432	$138,438
Cost of product sales	59,697	77,220
Operating expenses:
Selling, general and administrative	79,831	96,472
Research and development	38,820	49,008
Restructuring charges	2,151	2,536
Total operating expenses	120,802	148,016
Loss from operations	(50,067)	(86,798)
Interest expense, net	(50,498)	(39,037)
Loss on extinguishment of debt	(4,333)	—
Other expense, net	(1,830)	(292)
Loss before provision for income taxes	(106,728)	(126,127)
Provision for income taxes	(1,599)	(583)
Net loss	$(108,327)	$(126,710)
Net loss per common share—basic and diluted	$(5.76)	$(6.81)
Weighted-average common shares outstanding—basic and diluted	18,812	18,616

See accompanying Notes to Consolidated Financial Statements.

Novelion Therapeutics Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2018	2017
Net loss	$(108,327)	$(126,710)
Other comprehensive (loss) income:
Foreign currency translation	(2,162)	1,215
Other comprehensive (loss) income	(2,162)	1,215
Comprehensive loss	$(110,489)	$(125,495)

See accompanying Notes to Consolidated Financial Statements.

Novelion Therapeutics Inc.
Consolidated Statements of Shareholders’ (Deficit) Equity
(in thousands, except share information)

					Accumulated
	Common		Additional		Other	Total
	Shares		Paid-In	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit) Equity
Balance at January 1, 2017	18,530,323	$551,259	$69,149	$(587,208)	$102,587	$135,787
Net loss	—	—	—	(126,710)	—	(126,710)
Foreign currency translation adjustment	—	—	—	—	1,215	1,215
Stock-based compensation expense	—	—	4,537	—	—	4,537
Exercise of stock options	70,820	666	(167)	—	—	499
Vesting of restricted stock, net of shares withheld for taxes	100,792	—	(390)	—	—	(390)
Adoption of ASU 2016-09, Compensation - Stock Compensation	—	—	56	(56)	—	—
Balance at December 31, 2017	18,701,935	551,925	73,185	(713,974)	103,802	14,938
Net loss	—	—	—	(108,327)	—	(108,327)
Foreign currency translation adjustment	—	—	—	—	(2,162)	(2,162)
Stock-based compensation expense	—	—	3,060	—	—	3,060
Vesting of restricted stock, net of shares withheld for taxes	183,088	—	(86)	—	—	(86)
Issuance of common shares under employee stock purchase plan	132,066	581	(141)	—	—	440
Fair value allocated to warrants, net of issuance costs	—	—	3,277	—	—	3,277
Balance at December 31, 2018	19,017,089	$552,506	$79,295	$(822,301)	$101,640	$(88,860)

See accompanying Notes to Consolidated Financial Statements.

Novelion Therapeutics Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2018	2017
Cash used in operating activities
Net loss	$(108,327)	$(126,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,728	2,050
Amortization of intangible assets	25,091	25,052
Stock-based compensation	3,060	4,537
Non-cash interest expense	39,670	32,954
Provision for inventory excess and obsolescence	2,062	18,814
Unrealized foreign exchange loss (gain)	2,925	(832)
Amortization of debt issuance costs and debt discount	3,132	—
Deferred income taxes	857	138
Other non-cash operating activities	(3)	83
Loss on extinguishment of debt	4,333	—
Changes in assets and liabilities:
Accounts receivable	(6,745)	(12,852)
Inventories	(1,700)	6,081
Prepaid expenses and other assets	(4,380)	19,541
Accounts payable	(10,720)	(3,932)
Accrued and other liabilities	(6,449)	(19,823)
Net cash used in operating activities	(55,466)	(54,899)
Cash used in investing activities
Purchase of property and equipment	(442)	(754)
Net cash used in investing activities	(442)	(754)
Cash provided by financing activities
Net proceeds from loan facilities	70,000	—
Issuance of common shares	354	109
Repayment of Shareholder Term Loans	(20,000)	—
Payment of debt issuance costs	(2,966)	—
Net cash provided by financing activities	47,388	109
Exchange rate effect on cash	(1,756)	2,047
Net decrease in cash and cash equivalents	(10,276)	(53,497)
Cash and cash equivalents, beginning of period	55,430	108,927
Cash and cash equivalents, end of period	$45,154	$55,430
Supplemental disclosures of cash flow information
Cash paid for interest	$8,182	$6,500
Cash paid for taxes, net	$42	$1,671
Non-cash investing activities
Purchases of property and equipment included in accounts payable	$10	$122
Non-cash financing activities
Refinance from Roll Up Loans	$22,500	$—
Retirement of Convertible Notes	$(22,500)	$—

See accompanying Notes to Consolidated Financial Statements.

Novelion Therapeutics Inc.
Notes to Consolidated Financial Statements

1. Description of Business
Organization
Novelion Therapeutics Inc. (“Novelion” or the “Company”) is a rare disease biopharmaceutical company dedicated to developing new standards of care for individuals living with rare diseases. Novelion has international operations and two commercial products, metreleptin and lomitapide, which are commercialized and developed through its indirect, wholly-owned subsidiary, Aegerion Pharmaceuticals, Inc. (“Aegerion”). Metreleptin, a recombinant analog of human leptin, is currently marketed in the U.S. under the brand name MYALEPT (metreleptin for injection). MYALEPT is approved in the U.S. as an adjunct to diet as replacement therapy to treat the complications of leptin deficiency in patients with congenital or acquired generalized lipodystrophy (“GL”). In July 2018, metreleptin, under the brand name MYALEPTA, was approved in the EU as a treatment for the complications of leptin deficiency in patients with congenital or acquired GL in adults and children two years of age and above and familial or acquired Partial Lipodystrophy (“PL”) in adults and children 12 years of age and above. Lomitapide, which is marketed in the U.S. under the brand name JUXTAPID (lomitapide) capsules (“JUXTAPID”), is approved in the U.S. as an adjunct to a low-fat diet and other lipid-lowering treatments, including low-density lipoprotein (“LDL”) apheresis where available, to reduce low-density lipoprotein cholesterol (“LDL-C”), total cholesterol (“TC”), apolipoprotein B (“apo B”) and non-high-density lipoprotein cholesterol (“non-HDL-C”) in adult patients with homozygous familial hypercholesterolemia (“HoFH”). Lomitapide is approved in the European Union (“EU”), under the brand name LOJUXTA (lomitapide) hard capsules (“LOJUXTA”) for the treatment of adult patients with HoFH, where it is commercialized by Aegerion’s licensee, Amryt Pharma plc (“Amryt”). In December 2016, Aegerion launched JUXTAPID as a treatment for HoFH in Japan. Subsequent to year end, Aegerion out-licensed the JUXTAPID commercialization rights in Japan; see Note 17, Subsequent Events, for further discussion. Additionally, both metreleptin and lomitapide are sold, on a named patient basis, in certain countries outside of the U.S. where such sales are permitted based on the approval of metreleptin and lomitapide in the U.S. or EU, such as Brazil, and by its sublicensees in the EU, Japan and other territories.
Going Concern
The accompanying Consolidated Financial Statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As presented in the Consolidated Financial Statements for the year ended December 31, 2018, the Company incurred a net loss of $108.3 million and used $55.5 million in cash to fund operating activities. The Company, and Aegerion in particular, also has a significant level of indebtedness, consisting as of December 31, 2018 of (1) $302.5 million principal amount of 2% convertible notes due August 15, 2019 (the “Convertible Notes”), as described in Note 9, Convertible Notes, net, (2) $75.9 million in outstanding principal (including paid in kind fees and interest) under Aegerion’s secured term loans (the “Bridge Loans”), as described in Note 8, Loan Facilities, which had an initial maturity date of February 15, 2019, which maturity date has been extended to June 30, 2019, and (3) approximately $37.1 million principal amount of existing secured term loan owed to Novelion (the “Intercompany Loan”), which is also described in more detail in Note 8 (which Bridge Loan and Intercompany Loan amounts were subsequently reduced by repayments received from the proceeds of the Japan License Agreement described below). These loan arrangements involve certain restrictions, including with respect to cash usage.

The Company’s anticipated operating cash usage and maturities of outstanding debt, and restrictions on intercompany cash payments, as described in Note 8, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the Consolidated Financial Statements are issued.

In an effort to mitigate some of the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, the Company committed to a cost-reduction plan, including the reduction in workforce announced and implemented in August 2018, as described in Note 7, Restructuring. In November 2018, the Company announced that Aegerion has engaged advisors (who advised on the Bridge Credit Agreement, as defined later) to, among other things, undertake a comprehensive review of Aegerion’s capital structure, and that Novelion and Aegerion have engaged advisors, respectively, to independently explore and advise each respective company on all available financial and strategic options available to it, such as a restructuring of Aegerion’s Convertible Notes (including a restructuring that would likely involve a debt for equity swap, which would be highly dilutive to Novelion’s shareholders), a sale or merger of Novelion or Aegerion, or the sale or other disposition of certain businesses or assets (any of which could cause Novelion and/or Aegerion to use the protections of applicable bankruptcy laws to effectuate such alternative) (which are collectively referred to as the review of “strategic alternatives”).

Although the Company believes its cost-reduction plan, together with the funds from the Bridge Loans, will provide the Company and Aegerion with sufficient financing to meet its immediate operational needs and obligations into June 2019, there is no guarantee that Aegerion will be able to successfully refinance Intercompany Loan, its Convertible Notes, or the Bridge Loans, or that either Novelion or Aegerion will be able to otherwise raise capital or receive funding to continue to operate as a standalone business beyond June 30, 2019, the maturity date of the Bridge Loans. the Company cannot provide any assurance that the ongoing financial and strategic alternatives review will result in any particular alternative or transaction or funding. Further, effecting such a refinancing, or other wholesale recapitalization or other strategic alternative, if available, will be critical for the Company to continue to execute on its commercial strategy and pursue its goals and objectives, but will require considerable resources to consummate, which the Company may not have available. The forward-looking statements in this Form 10-K assume that the Company is able to receive additional funding as a result of the financial and strategic review process, which is highly speculative. As such, the Company cannot conclude that such plans will be effectively implemented, or that such financing or strategic alternatives will be available.

Should the Company be unable to execute its plans on an effective and timely basis, the Company’s business, results of operations, liquidity and financial condition would be materially and negatively affected, and the Company would be unable to continue as a going concern. Further, given the quantum and near-term maturity of Aegerion’s outstanding debt obligations, the implementation of one or more transactions to effect a comprehensive refinancing, wholesale recapitalization or other strategic alternatives, if available, or the failure to complete any such transaction or transactions on a timely basis or at all, will likely require Aegerion, and could require Novelion, to seek the protections of applicable bankruptcy laws allowing for corporations to seek to restructure their debts and other affairs under a reorganization. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In addition, the NASDAQ Global Select Market (”NASDAQ”), on which the Company’s common shares are listed and traded, has listing requirements that include a $1.00 minimum closing bid price requirement and a minimum public float requirement of $15.0 million. NASDAQ will issue a deficiency notice if an issuer is in violation of a listing standard for a period of 30 consecutive days. The Company’s stock has recently and intermittently traded below $1.00 and its public float has recently and intermittently fallen below $15.0 million. If its stock trades below $1.00, or if its public float stays below the minimum public float, for 30 consecutive days, or if the Company fails to satisfy other listing requirements, NASDAQ may elect, subject to any potential cure periods, to initiate a process that could delist the Company’s common shares from trading on NASDAQ.

2. Summary of Significant Accounting Principles

Basis of Presentation and Principles of Consolidation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All amounts herein are expressed in U.S. dollars (“USD”) unless otherwise noted.

The accompanying Consolidated Financial Statements include operations of Novelion Therapeutics Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, and the reported amounts of revenues and expenses during the reporting periods presented. The Company’s estimates often are based on complex judgments, probabilities and assumptions that the Company believes to be reasonable but that are inherently uncertain and unpredictable. For any given individual estimate or assumption made by management, there may also be other estimates or assumptions that are reasonable. Actual results may differ from estimates made by management. Changes in estimates are reflected in reported results in the period in which they become known.

Reporting and Functional Currency

The Company’s reporting currency is the USD and its operations utilize the USD or local currency as the functional currency, where applicable.

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

For foreign entities where the local currency is the functional currency, assets and liabilities denominated in local currencies are translated into USD at end-of-period exchange rates and the resulting translation adjustments are reported as a component of accumulated other comprehensive income (loss) within shareholders’ equity.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid instruments purchased with an original maturity of three months or less at the date of purchase.

Accounts Receivable, net

The majority of the Company’s accounts receivable arises from product sales and primarily represents amounts due from distributors, named patients, and other entities. The Company monitors the financial performance and creditworthiness of its customers to properly assess and respond to changes in their credit profiles, and provides reserves against accounts receivable for estimated losses that may result from a customer’s inability to pay. Amounts determined to be uncollectible are charged or written-off against the reserve. To date, the Company’s historical reserves and write-offs of accounts receivable have not been material.

Inventories and Cost of Product Sales

Inventories are stated at the lower of cost or net realizable value with cost determined on a first-in, first-out basis.

Inventory is maintained on the Company’s Consolidated Balance Sheets until the inventory is sold, donated as part of the Company’s compassionate use program, or used for clinical development. Inventory that is sold is recognized as cost of product sales in the Consolidated Statements of Operations, inventory that is donated as part of the Company’s compassionate use program is recognized as a selling, general and administrative (“SG&A”) expense in the Consolidated Statements of Operations, expired inventory is disposed of and the related costs are recognized as cost of product sales in the Consolidated Statements of Operations, and inventory used for clinical development is recognized as research and development (“R&D”) expense in the Consolidated Statements of Operations.

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

Cost of product sales includes the cost of inventory sold, manufacturing and supply chain costs, product shipping and handling costs, charges for excess and obsolete inventory, amortization of acquired intangibles, as well as royalties payable to Amgen Inc. (“Amgen”), Rockefeller University and Bristol-Myers Squibb (“BMS”) related to the sale of metreleptin and royalties payable to The Trustees of the University of Pennsylvania (“UPenn”) related to the sale of lomitapide.

Prepaid Manufacturing Costs

Cash advances paid by the Company prior to receipt of inventory are recorded as prepaid manufacturing costs and included in prepaid expenses and other current assets on the Consolidated Balance Sheets. The cash advances are subject to forfeiture if the Company terminates the scheduled production. The Company expects the carrying value of the prepaid manufacturing costs to be fully realized. As of December 31, 2018 and 2017, $3.8 million and $4.1 million was recorded as prepaid manufacturing costs, respectively.

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

Deferred Financing Costs

Deferred financing costs relate to the Company’s loan facilities, and they are reflected as a deduction from the carrying amount of the related loan facilities. Deferred financing costs are amortized using the straight-line method over the term of the related loan facilities which approximates the effective interest method. The Company also capitalizes certain legal and other third-party fees that are directly associated with in-process financings as deferred financing costs until such financings are consummated.

Intangible Assets

Intangible assets with definite useful lives are amortized, on a straight-line basis, to their estimated residual values over their estimated useful lives and reviewed for impairment if certain triggering events occur.

Impairment of Long-lived Assets

Impairment testing and assessments of remaining useful lives are performed when a triggering event occurs that could indicate a potential impairment or change in useful life. Such testing first entails comparison of the carrying value of the long-lived asset to the undiscounted cash flows expected from that asset. If impairment is indicated by this test, the long-lived assets are written down by the amount, if any, by which the carrying value of the long-lived asset exceeds its estimated discounted cash flows.

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

Revenue Recognition

Prior to January 1, 2018, the Company applied the revenue recognition guidance in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic No. 605-15, Revenue Recognition-Products (“ASC 605”). Effective January 1, 2018, the Company applies the revenue recognition guidance in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”). The adoption of ASC Topic 606 did not change the Company’s revenue recognition and recognition of cost of product sales. As the Company did not identify any accounting changes that impacted the amount of net revenues, no adjustment to retained earnings was required upon adoption.

Prior to the second quarter of 2017, due to insufficient historical data to reasonably estimate the gross-to-net adjustments for rebates related to payers and insurance providers at the time of receipt by the Company’s distributor for MYALEPT in the U.S., the Company accounted for MYALEPT shipments using a deferred revenue recognition model (sell-through method). Beginning in the second quarter of 2017, the Company determined that there was sufficient history to reasonably estimate expected rebates, and, to align its existing and anticipated revenue streams of products sold within the U.S., began recognizing sales of MYALEPT upon title transfer to distributors (sell-in method). Accordingly, the Company recognized a one-time increase in net revenue of $2.3 million resulting from this change in estimate in the second quarter of 2017, representing previously deferred product sales. As a result of the adoption of ASC Topic 606, net revenues associated with sales of MYALEPT during the year ended December 31, 2017 would have been consistent as the original amount recognized by the Company during the same period under ASC 605.

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

The Company’s net revenues have primarily been derived from product sales; the Company’s remaining revenues are derived from the royalties on product sales made by its sublicensees in the EU and other territories. The following summarizes the revenue recognition for the respective revenue streams.

Product Sales Revenues

The Company recognizes revenue from sales of metreleptin and lomitapide at the point in time when control transfers, typically upon transfer of product to the carrier or delivery of product to customers. Revenue is recognized net of estimated discounts, rebates, and any taxes collected from customers which are subsequently remitted to governmental authorities. Payment terms vary by contract, but it is typically due within 30 to 120 days of delivery to the customer. Generally, the period between when the Company transfers or delivers the products and when payments are received is in one year or less, as such, the Company deems it unnecessary to assess whether a significant financing component exists and thus does not adjust the transaction price for the time value of money.

Variable Consideration

Product sales revenues are recognized at the net sales price (“transaction price”) which includes estimated reserves for variable consideration, upon the transfer of control of the Company’s products. Variable consideration primarily includes government rebates, prompt payment discounts and distribution service fees. Estimates of variable consideration are made at contract inception and historical experience, market trends, industry data, and statutory requirements are considered when determining such estimates. Variable consideration is included in the transaction price to the extent it is probable that a significant reversal of revenue will not occur. The Company reassesses variable consideration at the end of each reporting period as additional information becomes available with the variance recorded to product sales revenue.

Government Rebates: The Company is subject to government mandated rebates for Medicare, Medicaid, Tricare and other government programs in the U.S. and other countries. These rebates are estimated based on actual payer information. The Company records an accrued liability for unpaid rebates related to products for which control has been transferred to distributors. Refer to Note 6, Accrued Liabilities, for further discussion of the change in the government rebates for metreleptin and lomitapide.

Prompt Payment Discounts: The Company provides discounts to certain distributors if they pay for product within a defined period of time after title transfers, which terms are explicitly stated in the contract. These discounts are recorded as a reduction of revenue upon receipt of full payment from such distributors.

Distributor Service Fees: Certain distributors provide distribution services to the Company for a fee, and the costs associated with these services are generally recorded as a reduction of revenue.

Other Incentives: The Company offers other incentives that vary by contract; these incentives take into account specific relevant factors and are analyzed for revenue recognition purposes on a case by case basis.

Other Revenues

The Company has entered into agreements where the Company licenses certain rights to its products to sublicensees and earns royalties from product sales made by the sublicensees and milestone payments upon the achievement of certain levels of sales. Under ASC Topic 606, the Company recognizes royalty revenue and sales-related milestone payments, when applicable, at the later of (1) the time that the subsequent sale or usage occurs, or (2) the performance obligation to which some or all of the sales-based or usage-based royalty has been allocated has been satisfied (or partially satisfied).

Research and Development Expenses

R&D expenses are charged to expense as incurred, and they comprise costs incurred in performing research and development activities, including personnel-related costs, stock-based compensation, facilities-related overhead, clinical trial costs, costs to support certain medical affairs activities, manufacturing costs for clinical and pre-clinical materials as well as other contracted services, license fees, and other external costs. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

Income Taxes

Income taxes are recorded using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company accrues for potential interest and penalties related to unrecognized tax benefits and includes such charges in income tax expense.

Stock-Based Compensation

For service-based awards, compensation expense is measured at the grant date based on the fair value of the award and is recognized on a straight-line basis over the requisite service period, which is typically the vesting period. For awards that vest or begin vesting upon achievement of a performance condition, the Company recognizes compensation expense when achievement of the performance condition is deemed probable over the implicit service period. Certain of the Company’s awards that contain performance conditions also require the Company to estimate the number of awards that will vest, which the Company estimates when the performance condition is deemed probable of achievement. For awards that vest upon the achievement of a market condition, the Company recognizes compensation expense over the derived service period. For equity awards that have been modified and result in the change of the fair value, the vesting conditions or the classification of the award, any incremental increase in the fair value over the original award has been recorded as compensation expense on the date of the modification for vested awards or over the remaining service period for unvested awards.

The Company issues restricted stock units (“RSUs”) to its employees as consideration for their provision of future services. Restricted stock-based compensation expense is measured based on the fair value market price of the Company’s common shares on the grant date and is recognized over the requisite service period, which coincides with the vesting period. RSUs can only be exchanged and settled for the Company’s common shares, on a one-to-one basis, upon vesting.

Warrant Accounting

In connection with the Shareholder Term Loans, as further described in Note 8, Loan Facilities, the Company issued warrants to the Shareholder Term Loans lenders to purchase the Company’s common shares. The Company accounted for these common share warrants as equity instruments based on the specific terms of the warrant agreements.

Comprehensive Loss

Comprehensive loss combines net loss and other comprehensive items. Other comprehensive items represent certain amounts that are reported as components of shareholders’ equity in the accompanying Consolidated Balance Sheets, including foreign currency translation adjustments.

Recently Adopted Accounting Standards

Effective January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09” or “ASC 606”) and related ASUs, using the modified retrospective method. ASU 2014-09 represents a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. This ASU sets forth a new five-step revenue recognition model which replaces most existing revenue recognition guidance including industry-specific guidance. The adoption of ASU 2014-09 and the related ASUs did not change the Company’s revenue recognition and recognition of cost of product sales. As the Company did not identify any accounting changes that impacted the amount of net revenues, no adjustment to retained earnings was required upon adoption. Refer to the “Revenue Recognition” section above for the required disclosures and a discussion of the Company’s policies related to revenue recognition.

In the first quarter of 2018, the Company adopted ASU No. 2017-09, Compensation—Stock Compensation (Topic 718) - Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The adoption of ASU 2017-09 did not have a material effect on the Company’s Consolidated Financial Statements.

In the fourth quarter of 2018, the Company adopted ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 seeks to reduce diversity in practice related to the classification of certain transactions in the statement of cash flows. The adoption of this standard did not have a material impact to the Company’s Consolidated Financial Statements.

Recent Accounting Pronouncements Not Yet Adopted

In 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which amends a number of aspects of lease accounting and requires entities to recognize right-of-use assets and liabilities on the balance sheet for leases with lease terms of more than 12 months. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which offers a transition option to entities adopting ASC 842. Under ASU 2018-11, entities can elect to apply ASC 842 using a modified-retrospective adoption approach resulting in a cumulative effect adjustment to retained earnings/(accumulated deficit) at the beginning of the year in which the new lease standard is adopted, rather than adjustments to the earliest comparative period presented in their financial statements.

The Company adopted ASU 2016-02 effective January 1, 2019, using the modified retrospective method. The Company elected the package of practical expedients permitted under the transition guidance and as such, the adoption of ASU 2016-02 will not change the classification of any of the existing leases as of the transition date. In addition, the Company elected to combine lease and non-lease components, and elected not to record leases with an initial term of 12 months or less on the Consolidated Balance Sheets and recognize the associated lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term.

The Company engaged an external third party to assist with the adoption of and the assessment of the impact of ASU 2016-02 on its operations, Consolidated Financial Statements and related disclosures. The Company’s assessment included performing analysis for each lease identified, assessing the differences in accounting that result from adopting this standard and assessing whether the Company meets certain practical expedients. Based on the results of the assessment, the adoption of this standard will not have a material impact on the Company’s Consolidated Financial Statements. The Company anticipates changes to its disclosures to comply with the new disclosure requirements under the guidance.

3. Inventories

The components of inventories are as follows:

	December 31,
	2018	2017
	(in thousands)
Work-in-process	$26,676	$22,579
Finished goods	22,271	27,247
Total	48,947	49,826
Less: Inventories - current	(12,745)	(15,886)
Inventories - non-current	$36,202	$33,940

Non-current inventories primarily consist of the active pharmaceutical ingredients we have on hand and work-in-process. Additionally, a portion of finished goods is classified as non-current as of December 31, 2018 and 2017 based on forecasted consumption exceeding one year. During the years ended December 31, 2018 and 2017, the Company recorded charges to cost of product sales in the amounts of $2.1 million and $18.8 million, respectively, for excess and obsolete inventory in its Consolidated Statements of Operations. The amounts of the charges recorded were based on a review of forecasted sales activity, remaining product shelf-life and estimated fair value of the inventory.

4. Property and Equipment, net

Property and equipment, net consist of the following:

	December 31,
	2018	2017
	(in thousands)
Leasehold improvements	$1,730	$1,686
Office furniture and equipment	1,731	1,743
Computer and office equipment	4,073	3,768
Construction in progress	—	123
Property and equipment, at cost	7,534	7,320
Less accumulated depreciation	(5,949)	(4,400)
Property and equipment, net	$1,585	$2,920

Depreciation expense was $1.7 million and $2.0 million for the years ended December 31, 2018 and 2017, respectively.

5. Intangible Assets

The intangible assets are amortized over their estimated useful lives, which are the remaining patent lives of approximately 8 - 9 years, and reviewed for impairment when events and changes in circumstances indicate that the carrying amount may not be recoverable. In the fourth quarter of 2018, as a result of the decline in the Company’s stock price, it was determined that a recoverability test was required. Based on the sum of the undiscounted cash flows of the related intangible asset groups, the Company concluded that the carrying amount of the intangible assets was recoverable, and there was no impairment charge recorded during the year ended December 31, 2018. There was also no impairment charge recorded during the year ended December 31, 2017. Additionally, the Company reviewed the useful lives of the intangibles as of December 31, 2018 and believes the useful lives are still reasonable.

Intangible asset balances as of December 31, 2018 and 2017 are as follows:

	December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Developed technology - metreleptin	$210,158	$(44,084)	$166,074
Developed technology - lomitapide	42,300	(8,198)	34,102
Total intangible assets	$252,458	$(52,282)	$200,176

	December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Developed technology - metreleptin	$210,158	$(22,924)	$187,234
Developed technology - lomitapide	42,300	(4,262)	38,038
Total intangible assets	$252,458	$(27,186)	$225,272

Amortization expense was $25.1 million for each of the years ended December 31, 2018 and 2017.

As of December 31, 2018, the estimated amortization expense related to these intangibles for future periods is as follows:

Amount
Years Ending December 31,	(in thousands)
2019	$25,095
2020	25,095
2021	25,095
2022	25,095
2023	25,095
Thereafter	74,701
Total intangible assets subject to amortization	$200,176

6. Accrued Liabilities

Accrued liabilities as of December 31, 2018 and 2017 consist of the following:

	December 31,
	2018	2017
	(in thousands)
Accrued employee compensation and related costs	$2,166	$7,755
Accrued professional fees	2,071	4,118
Accrued sales allowances	19,637	13,471
Accrued royalties	5,112	3,588
Other accrued liabilities	15,209	12,906
Total	$44,195	$41,838

The following table summarizes combined activity for the government rebates incurred in connection with the product sales of MYALEPT and JUXTAPID for the years ended December 31, 2018 and 2017.

	December 31,
	2018	2017
	(in thousands)
Beginning balance	$13,471	$7,849
Provision	24,646	23,087
Payments	(18,375)	(17,465)
Other adjustments	(105)	—
Ending balance	$19,637	$13,471

7. Restructuring

In August 2018, the Company’s Board of Directors approved a cost-reduction plan which included a workforce reduction. The reduction in workforce impacted 35 employees, or approximately 22% of the Company’s global active employees, across nearly all functions, and was substantially completed in the third quarter of 2018. As a result of the workforce reduction, the Company incurred restructuring charges of approximately $2.2 million in the year ended December 31, 2018, which will be fully paid by the third quarter of 2019. The restructuring charges include consulting fees related to the restructuring event and termination benefits, principally comprised of severance payments.

During the year ended December 31, 2017, the Company incurred approximately $2.5 million in restructuring charges related to the consolidation of similar positions during the integration of the business subsequent to the acquisition of Aegerion. The restructuring charges consisted primarily of severance and benefits costs.

The following table sets forth the components of the restructuring charges and payments made related to restructuring activities.

	December 31,
	2018	2017
	(in thousands)
Beginning balance	$10	$—
Costs incurred	2,151	2,536
Payments	(1,782)	(2,788)
Other adjustments	(20)	262
Ending balance	$359	$10

8. Loan Facilities

Short-term debt consists of the following:

	December 31, 2018
	New Money Loans	Roll Up Loans	Total
	(in thousands)
Short-term principal and commitment fee	$51,000	$22,500	$73,500
Exit fee payable	1,500	—	1,500
Accrued unpaid interest	826	66	892
Unamortized debt issuance costs	(1,054)	—	(1,054)
Debt discount	(1,161)	—	(1,161)
Total short-term debt	$51,111	$22,566	$73,677

Bridge Loans

On November 8, 2018, Aegerion entered into a bridge credit agreement (the “Bridge Credit Agreement”) with certain funds managed by Highbridge Capital Management, who are investors in the Company’s common shares, and Athyrium Capital Management, as lenders (the “Bridge Lenders”), and Cantor Fitzgerald Securities, as agent (the “Bridge Agent”), under which Aegerion borrowed from the Bridge Lenders new secured first lien term loans in cash in an original aggregate principal amount of $50.0 million (“New Money Loans”) and $22.5 million of new secured term loans that were funded, on behalf of Aegerion, to repurchase and retire an equal amount of Convertible Notes, at par, held by certain funds managed by the Bridge Lenders (the “Roll Up Loans”). The Roll Up Loans and the New Money Loans comprise the Bridge Loans referenced above.

The Bridge Loans mature on the earliest to occur of (i) certain restructuring or bankruptcy events, (ii) February 15, 2019, unless extended pursuant to the terms and conditions of the Bridge Credit Agreement, in which case, June 30, 2019, and (iii) the acceleration after occurrence of an event of default. In January 2019, the maturity date of the Bridge Loans was extended to June 30, 2019, upon the exercise of Aegerion’s option and the satisfaction by Aegerion of the conditions stated in the Bridge Credit Agreement.

The New Money Loans accrue interest at the rate of 11.00% per annum and the Roll Up Loans accrue interest at the rate of 2.00% per annum. Following an event of default and so long as an event of default is continuing, the interest rate on each of the New Money Loans and the Roll Up Loans would increase by 2.00% per annum. Interest on the New Money Loans and the Roll Up Loans accrue and compound quarterly in arrears and will not be payable in cash until the maturity date or any earlier time that the Bridge Loans become due and payable under the Bridge Credit Agreement. Aegerion will pay a commitment fee equal to 2.00% of the New Money Loans, which will be paid in kind and be included in the outstanding principal amount of the New Money Loans. The New Money Loans may be prepaid, in whole or in part, by Aegerion at any time subject to payment of an exit fee (including at maturity) equal to 3.00% of the commitments with respect to New Money Loans.

As of December 31, 2018, the aggregate principal amount outstanding of the New Money Loans was $53.3 million, including $1.0 million of commitment fee, $1.5 million of exit fee and $0.8 million of the accrued unpaid interest. The aggregate principal amount outstanding of the Roll Up Loans was $22.6 million, with less than $0.1 million of accrued unpaid interest. In connection with the issuance of the Bridge Loans, the Company incurred approximately $3.2 million of debt issuance costs, which primarily consisted of underwriting, legal and other professional fees. Of the total $3.2 million of debt issuance costs, $1.0 million is the pro-rata portion associated with the Roll Up Loans and it was expensed upon the consummation of the transaction. The remaining portion, $2.2 million, is associated with the New Money Loans and is being amortized over the expected life of the New Money Loans using the effective interest method.

Aegerion’s obligations under the Bridge Credit Agreement are guaranteed by each domestic subsidiary of Aegerion other than Aegerion Securities Corporation, a Massachusetts corporation (the “Guarantors”), and secured by a lien on substantially all of the assets of Aegerion and the Guarantors, including a pledge of 65% of Aegerion’s and the Guarantors’ first-tier foreign subsidiaries’ equity interests and substantially all of the intellectual property and related rights in respect of MYALEPT and JUXTAPID, subject to certain contractual limitations and exclusions set forth in the Bridge Credit Agreement and related documentation. The liens on the assets of Aegerion and the Guarantors granted to secure Aegerion’s obligations to the Bridge Lenders with respect to New Money Loans are senior to the liens granted to secure Aegerion’s obligations to Novelion with respect to the Intercompany Loan. The liens on the assets of Aegerion and the Guarantors granted to secure Aegerion’s obligations to the Bridge Lenders with respect to Roll Up Loans are junior to the liens granted to secure Aegerion’s obligations to Novelion with respect to the Intercompany Loan. Upon consummation of certain restructuring transactions consented to by the Bridge Lenders in their discretion, the liens securing the Roll Up Loans will be terminated and released, and the Roll Up Loans will be treated as unsecured obligations of Aegerion, pari passu with the other obligations of Aegerion with respect to the Convertible Notes.

The Bridge Credit Agreement includes affirmative and negative covenants binding on Aegerion and its subsidiaries, including prohibitions on the incurrence of additional indebtedness, granting of liens, certain asset dispositions, investments and restricted payments, in each case, subject to certain exceptions set forth in the Bridge Credit Agreement. The Bridge Credit Agreement also includes customary events of default for a transaction of this type, and includes (i) a cross-default to the occurrence of any event of default under material indebtedness of Aegerion, including the Convertible Notes or the Intercompany Loan, and (ii) Novelion or any of its subsidiaries being subject to bankruptcy or other insolvency proceedings. Upon the occurrence of an event of default, the Bridge Lenders may declare all of the outstanding Bridge Loans and other obligations under the Bridge Credit Agreement to be immediately due and payable and exercise all rights and remedies available to the Bridge Lenders under the Bridge Credit Agreement and related documentation.

In connection with the Amended and Restated Intercompany Loan Agreement (defined below) and the Bridge Credit Agreement, Aegerion was required to enter into separate deposit account control agreements with each of the lenders in order to perfect each lender’s security interest in the cash collateral in Aegerion’s operating account. In the event of a default under either loan agreement, subject to the terms of the subordination agreement with the Bridge Lenders and Bridge Agent (the “Bridge Intercreditor Agreement”), the respective lender would have the right to take control of the operating account and restrict Aegerion’s access to the operating account and the funds therein.

In addition to the repurchase and cancellation of certain Convertible Notes with the proceeds of the Roll Up Loans, Aegerion used proceeds of the New Money Loans to repay, at par, (a) the amounts outstanding under the Shareholder Term Loan Agreement described below, in an aggregate principal amount of approximately $21.2 million, and (b) principal of the Intercompany Loan in an amount of $3.5 million. The Intercompany Loan has been eliminated in the Consolidated Financial Statements.

Shareholder Term Loan Agreement

On March 15, 2018, Aegerion entered into a loan and security agreement with affiliates of Broadfin Capital, LLC and Sarissa Capital Management LP (the “Shareholder Term Loan Agreement”), pursuant to which the lenders made a single-draw term loan to Aegerion in an aggregate amount of $20.0 million (the “Shareholder Term Loans”), and secured by substantially all of Aegerion’s assets. The lenders or their affiliates were also investors in the Company’s common shares, and two members of our Board of Directors at that time were affiliates of the lenders.

In connection with the Shareholder Term Loan Agreement, the lenders of the Shareholder Term Loans were issued warrants (“Warrants”) to purchase approximately 1.8 million Novelion common shares. The Warrants have an exercise price equal to $4.40 per share, representing the volume weighted average price of Novelion common shares for the 20 trading days ended March 14, 2018, and have a term of four years. The Company applied the Black-Scholes option pricing model to estimate the fair value of the Warrants, with the following assumptions: (a) the risk-free rates based on the U.S. Treasury yield curve, for a term of four years; (b) the volatility based on the historical and implied volatility of the Company's publicly traded common shares as of March 15, 2018; and (c) no dividend would be payable.

The Company allocated the proceeds received from the Shareholder Term Loans between the Shareholder Term Loans and the Warrants on a relative fair value basis at the time of the Shareholder Term Loans’ issuance. The relative fair value of the Shareholder Term Loans was determined to be $16.6 million, using the Black-Derman-Toy interest rate lattice model. The remainder of the proceeds, or $3.4 million, was allocated to the Warrants, which was accounted for as additional paid-in-capital. The Company accrued unpaid interest and recorded amortization of debt issuance costs, which was recognized as interest expense, in the Consolidated Statement of Operations during the year ended December 31, 2018.

The Company determined that the acceleration of the maturity date upon the occurrence of a Convertible Notes restructuring was an embedded derivative, which required bifurcation and was separately ascribed with a fair value. The fair value of the embedded derivative liability on the Shareholder Term Loans issuance date was calculated by determining the fair value of the Shareholder Term Loans with and without the acceleration of the maturity date upon an occurrence of a Convertible Notes restructuring, using the same methodology and inputs in determining the fair value of the Shareholder Term Loans as discussed in Note 10, Fair Value of Financial Instruments. The difference between the two fair values was determined to be the fair value of the embedded derivative liability. Accordingly, the Company initially recorded a derivative liability of $0.9 million as a reduction to debt payable, and the derivative liability was revalued on each reporting date.

In connection with the entry into the Bridge Loans in November 2018, as discussed above, the Shareholder Term Loans were paid in full. At the time of repayment, the outstanding principal of the Shareholder Term Loans totaled approximately $21.2 million, including paid in kind interest that had been added to the principal of the Shareholder Term Loans. As a result of the repayment of the Shareholder Term Loans, the Company recognized a loss on debt extinguishment of $4.3 million, which also included $0.6 million from the remeasurement and derecognition of the derivative liability and a write-off of $0.3 million of remaining unamortized debt issuance costs. There were no other penalties associated with the repayments.

Intercompany Loan

In connection with the entry into the Shareholder Term Loan Agreement, on March 15, 2018 Aegerion and Novelion entered into an amended and restated senior secured term loan agreement, which has a maturity date of July 1, 2019 (the “Amended and Restated Intercompany Loan Agreement”), which amends and restates the secured loan facility between Aegerion and Novelion that was first entered into in connection with the Intercompany Loan at the time of the acquisition of Aegerion. As of December 31, 2018, the principal amount owing from Aegerion to Novelion under the Intercompany Loan was approximately $37.1 million. The Intercompany Loan has been eliminated in the Consolidated Financial Statements.

The Intercompany Loan is not subordinated to the Roll Up Loans and the Bridge Lenders have agreed not to challenge $21.5 million of the Intercompany Loan amount outstanding as of December 31, 2018 (which amount was subsequently reduced by a repayment in connection with the Japan License Agreement discussed in Note 17, Subsequent Events). Under the terms of the Bridge Intercreditor Agreement, the liens securing the Roll Up Loans rank junior to the liens securing the Intercompany Loan.

9. Convertible Notes, net

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

•
After the acquisition of Aegerion, the Convertible Notes are convertible into Novelion’s common shares at a conversion rate of 4.9817 common shares per $1,000 principal amount of the Convertible Notes. If the holders elect to convert the Convertible Notes, Aegerion can settle the conversion of the Convertible Notes through payment or delivery of cash, common shares, or a combination of cash and common shares, in its discretion.

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

 The Company’s outstanding Convertible Note balances as of December 31, 2018 and 2017 consist of the following:

	December 31,
	2018	2017
	(in thousands)
Principal	$302,498	$324,998
Less: debt discount	(27,683)	(66,460)
Net carrying amount	$274,815	$258,538

The expected life of the debt was equal to the five year term on the Convertible Notes. The effective interest rate was 16.42%, which was established as of the consummation of the Company’s acquisition of Aegerion. The following table sets forth total interest expense recognized related to the Convertible Notes during the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
	(in thousands)
Contractual interest expense	$6,435	$6,500
Amortization of debt discount	38,778	32,954
Total interest expense	$45,213	$39,454

Future minimum payments under the Convertible Notes as are as follows:

Amount
(in thousands)
Mature on August 15, 2019	$308,548
308,548
Less amount representing interest	(6,050)
Less debt discount, net	(27,683)
Net carrying amount of Convertible Notes as of December 31, 2018	$274,815

On the Closing Date, under the terms of the Bridge Credit Agreement, the Roll Up Loans (consisting of new term loans under the Bridge Credit Agreement with an aggregate principal amount of $22.5 million) were deemed to have been funded and delivered, on behalf of Aegerion, to certain holders of Convertible Notes for the purchase of Convertible Notes in an equal principal amount outstanding, and Aegerion simultaneously directed the retirement of such Convertible Notes. As a result of the retirement of such Convertible Notes, the effective interest rate became 17.56%. Upon consummation of certain restructuring transactions consented to by the Bridge Lenders in their discretion, the liens securing the Roll Up Loans will be terminated and released, and the Roll Up Loans will be treated as unsecured obligations of Aegerion, pari passu with the other obligations of Aegerion with respect to the Convertible Notes. The principal balance of Convertible Notes is approximately $302.5 million after the effect of this “roll up” of certain Convertible Notes with the proceeds of the Roll Up Loans under the Bridge Credit Agreement. At December 31, 2018, at least one shareholder of the Company holds Convertible Notes.

10. Fair Value of Financial Instruments

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

Level 3 - Inputs that are unobservable for the asset or liability.

The fair value measurements of the Company’s financial instruments as of December 31, 2018 are summarized in the table below:

		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2018
	(in thousands)
Assets:
Money market funds	$6,998	$—	$—	$6,998

The fair value measurements of the Company’s financial instruments at December 31, 2017 are summarized in the table below:

		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2017
	(in thousands)
Assets:
Money market funds	$20,046	$—	$—	$20,046

The fair value of the Convertible Notes, which differs from their carrying values, is influenced by interest rates, the Company’s share price and share price volatility and is determined by prices for the Convertible Notes observed in market trading which are Level 2 inputs. The estimated fair value of the Convertible Notes at December 31, 2018 and 2017 was $250.7 million and $258.3 million, respectively.

The fair values of the Shareholder Term Loans were determined using the Black-Derman-Toy interest rate lattice model, which include certain Level 3 inputs, consist of: (1) the volatility of interest rates based on historical volatility of interest rates observed and implied interest rates based on swaption trades; (2) credit spread applicable for the Shareholder Term Loans; and (3) interest rate on the Shareholder Term Loans. Under this model, the relative fair value of the Shareholder Term Loans on the Shareholder Term Loans issuance date was determined to be $16.6 million.

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their immediate or short-term maturities.

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

The Company is subject to credit risk from its accounts receivable related to product sales of metreleptin and lomitapide. The majority of the Company’s accounts receivable arises from product sales and primarily represents amounts due from distributors, named patients, and other entities. The Company monitors the financial performance and creditworthiness of its customers to properly assess and respond to changes in their credit profiles, and provides reserves against accounts receivable for estimated losses that may result from a customer’s inability to pay. To date, the Company has not incurred any material credit losses.

11. Basic and Diluted Net Loss per Common Share

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

The following table sets forth potential common shares issuable upon the exercise of outstanding options, warrants, the vesting of restricted stock units and the conversion of the Convertible Notes (prior to consideration of the treasury stock and if-converted methods), which were excluded from the computation of diluted net loss per common share because such instruments were anti-dilutive:

	As of December 31,
	2018	2017
	(in thousands)
Stock options	2,113	2,025
Unvested restricted stock units	127	445
Warrants	1,819	14,515
Convertible notes	1,507	1,619
Total	5,566	18,604

The outstanding warrants as of December 31, 2018 were issued in connection with the Shareholder Term Loan Agreement entered on March 15, 2018, as described in Note 8, Loan Facilities. The outstanding warrants as of December 31, 2017 were issued in connection with the Company’s acquisition of Aegerion in fiscal year 2016, which warrants were cancelled unexercised during the three months ended March 31, 2018.

12. Stock-based Payments

Under the Amended and Restated Novelion 2017 Equity Incentive Plan (“NVLN Plan”), the Company may grant non-qualified stock options, incentive stock options, and restricted stock units (“RSUs”) to employees, directors and consultants of Novelion and its affiliates. Common shares of Novelion will be issued upon exercise of stock options and the vesting of RSUs. Under the terms of the NVLN Plan, Novelion is entitled to grant awards in respect of its unissued common shares up to a maximum of 4,760,000 shares. As of December 31, 2018, the Company has 2,250,137 shares of common shares available for issuance under the NVLN Plan.

In November 2018, the Company suspended its Employee Stock Purchase Plan (the “ESPP”), which had been adopted by the Board of Directors in April 2017 to enable eligible employees of the Company and its designated subsidiaries to use payroll deductions to purchase shares of stock in offerings under the plan.

The Company issues stock options and RSUs grants with service conditions (ESPP grants were also issued with service conditions), which are generally the vesting periods of the awards. Generally, the stock options, RSUs and ESPP grants expire within ten years of grant.

Determining the Fair Value of Stock Awards

(a) Stock Options

The fair value of stock options is measured with service-based vesting criteria to employees, consultants and directors on the date of grant using the Black-Scholes option pricing model. In general, the stock options vest over three to four years. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the expected stock price volatility. The expected volatility and expected life of the Company’s stock options are projected based upon historical and other economic data trended into future years. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the Company’s stock options. The risk-free interest rate is determined by reference to implied yields available from U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant.

The weighted-average grant date fair values of stock options granted during the years ended December 31, 2018 and 2017 were $1.57 and $3.15, respectively. The following weighted-average assumptions were used to value stock options granted in each of the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
Expected stock price volatility	44.72%	38.57%
Risk-free interest rate	2.73%	2.04%
Expected life of options (years)	5.66	6.25
Expected dividend yield	—	—

The Company’s stock option activity for the year ended December 31, 2018 is as follows:

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Stock Options	Per Share	Life (years)	Value
Outstanding at January 1, 2018	2,025,415	$8.00	7.50	$—
Granted	1,373,999	3.51
Exercised	—	—
Forfeited/cancelled	(1,286,816)	7.10
Outstanding at December 31, 2018	2,112,598	$5.63	8.57	$—
Vested and expected to vest at December 31, 2018	2,112,598	$5.63	8.57	$—
Exercisable at December 31, 2018	538,595	$7.74	6.98	$—

As of December 31, 2018, the total unrecognized compensation cost related to unvested stock options is $2.5 million and is expected to be recognized over a weighted average period of 1.41 years.

During the years ended December 31, 2018 and 2017, the weighted average exercise price of stock options granted was $3.51 and $7.70, respectively. There was no intrinsic value for the options exercised in 2018 and 2017. The Company received $0.5 million in cash proceeds from option exercises during the year ended 2017, and there was no cash proceeds received from option exercises during the year ended 2018.
(b) RSUs

The Company issues RSUs to its employees and directors as consideration for their provision of future services. The stock-based compensation expense related to RSUs is measured based on the fair value market price of the Company’s common shares on the grant date and is recognized on a straight-line basis over the requisite service period, which coincides with the vesting period. RSUs can only be exchanged and settled for the Company’s common shares, on a one-to-one basis, upon vesting. RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions.

The Company has outstanding time-vested and market-based RSUs. Time-vested RSUs are awarded to eligible employees and entitle the grantee to receive common shares at the end of a vesting period, subject solely to the employee’s continuing employment. The majority of time-vested RSUs vest over two to three years. All the market-based RSUs vest when the Company’s stock price is equal to or greater than the value of the original new hire strike price and expire on July 29, 2019.

The Company’s RSU activity for the year ended December 31, 2018 is as follows:

		Weighted-
		Average
	Number of	Grant Date
	RSUs	Fair Value
Outstanding at January 1, 2018	445,017	$8.29
Granted	187,875	4.52
Vested	(243,639)	8.62
Forfeited/cancelled	(262,366)	6.69
Outstanding at December 31, 2018	126,887	$5.40

As of December 31, 2018, the total unrecognized compensation cost related to unvested RSUs is $0.5 million and is expected to be recognized over a weighted average period of 1.97 years.

(c) ESPP

The ESPP (which is currently suspended) permits eligible employees to acquire the Company's common shares through periodic payroll deductions of up to 15% of base compensation. The price at which the common shares may be purchased is 85% of the lesser of the fair market value of the Company’s common shares on the first day of the applicable offering period or on the last day of the respective purchase period. The ESPP is deemed compensatory and compensation costs are recognized on a straight-line basis over the requisite service period.

The Company estimates the fair value of the ESPP shares at the date of grant using the Black-Scholes option pricing model. The assumptions are as follows:

	Year Ended December 31,
	2018	2017
Expected stock price volatility	72.65%	48.51%
Risk-free interest rate	2.10%	1.45%
Expected life of options (years)	0.50	0.50
Expected dividend yield	—	—

The weighted average per share fair value of purchase rights granted in 2018 and 2017 was $1.27 and $1.06, respectively. Total expense recognized for these purchase rights was $0.2 million and less than $0.1 million during the years ended 2018 and 2017, respectively. As of December 31, 2018, approximately 132,000 shares of common shares had been issued under the ESPP.

(d) Stock-based Compensation Expense

The Company recorded stock-based compensation expense in the Consolidated Statements of Operations as follows:

	Year Ended December 31,
	2018	2017
	(in thousands)
Selling, general and administrative	$2,589	$3,721
Research and development	471	816
Total stock-based compensation expense	$3,060	$4,537

13. Employee Benefit Plan

The Company maintains a defined contribution 401(k) plan (the “Plan”) in which substantially all of its and its subsidiaries' permanent U.S. employees are eligible to participate. Employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under the U.S. federal tax regulations. The Company makes matching contributions of 50% of the first 6% of employees’ contributions to the Plan up to the maximum allowed by the Internal Revenue Service. During the years ended December 31, 2018 and 2017, the Company recorded employer contribution expense of approximately $0.7 million and $0.8 million, respectively. Additionally, for certain employees outside of the U.S., the Company contributes amounts for retirement benefits required by applicable local laws.

14. Income Taxes

Loss before provision for income taxes is as follows:

	Year Ended December 31,
	2018	2017
	(in thousands)
U.S.	$(67,421)	$(69,034)
Canada	(12,588)	(24,177)
Other Foreign	(26,719)	(32,916)
Loss before provision for income taxes	$(106,728)	$(126,127)

Provision for income taxes for the years ended December 31, 2018 and 2017 is as follows:

	Year Ended December 31,
	2018	2017
	(in thousands)
Current benefit (provision):
U.S.	$52	$106
Canada	95	(3)
Other Foreign	(892)	(633)
	(745)	(530)
Deferred provision:
Other Foreign	(854)	(53)
Provision for income taxes	$(1,599)	$(583)

Differences between the Company’s statutory income tax rates and its effective income tax rates, as applied to the loss before income taxes for the years ended December 31, 2018 and 2017 are reconciled as follows:

	December 31,
	2018	2017
	(in thousands)
Canadian statutory tax rates	27%	26%
Loss before income taxes	$(106,728)	$(126,127)
Expected income tax benefit	28,817	32,793
Net increase in valuation allowance	(22,459)	(13,895)
Tax credits	997	(172)
Stock-based compensation	29	(270)
Foreign rate differential	(8,084)	1,198
Tax rate change	(643)	(19,774)
Non-taxable expenditures	(2,211)	—
Change in uncertain tax positions	(215)	(20)
Other	2,170	(443)
Provision for income taxes	$(1,599)	$(583)

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The primary components of the Company’s deferred tax assets and liabilities are comprised of the following:

	December 31,
	2018	2017
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$76,335	$68,915
Research and development credits	15,845	14,198
Stock-based compensation	946	761
Capitalized research expenses	716	1,028
Capital loss carryforwards	39,087	39,087
Depreciable and amortizable assets	11,089	10,859
Business interest expense limitation	11,609	—
Other temporary differences	12,584	11,761
Total gross deferred tax assets	168,211	146,609
Valuation allowance	(168,211)	(145,753)
Net deferred tax assets	$—	$856

As of December 31, 2018, the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and concluded that based on the Company’s history of operating losses and operating as a going concern, that it is more likely than not that the benefit of its U.S., Canadian and all its foreign deferred tax assets will not be realized. Therefore, the Company has provided a valuation allowance against its U.S., Canadian and all its foreign deferred tax assets in 2018. As of December 31, 2017, the Company had a $0.9 million net deferred tax asset attributable to its profitable foreign subsidiaries.

Additionally, as there have been conditions that raise substantial doubt about the Company’s ability to continue as a going concern, the presumption exists that unremitted foreign earnings will be required to meet the existing obligations of its U.S. operations. As such, as of December 31, 2018, the Company has not recognized deferred tax liabilities on earnings that are not considered indefinitely reinvested, as these amounts are deemed immaterial. The deferred tax liabilities associated with earnings not considered indefinitely reinvested are primarily associated with foreign withholding and foreign exchange gain or loss on distributions that would be incurred upon distributions.

As of December 31, 2018, the Company had approximately $298.4 million of U.S., Canadian and foreign net operating losses (“NOL”) of which $66.2 million relate to the Company’s U.S. subsidiaries, $191.3 million relate to Canada, $30.8 million relate to the Company’s Swiss subsidiary and $10.1 million relate to the Company’s UK subsidiary. Of the $66.2 million U.S. federal NOL carryforwards, $59.2 million will expire at various dates from 2025 through 2037, if not utilized, and the remaining is not subject to expiration. As of December 31, 2018, the Company also had approximately $43.9 million of U.S. state NOL carryforwards that will expire at various dates from 2029 through 2038, if not utilized.

As of December 31, 2018, the Company also had approximately $13.5 million of Canadian national and provincial research and development credits available for carryforward. The research and development credit carryforwards will expire at various dates through 2036. As of December 31, 2018, the Company’s Canadian Scientific, Research and Experimental Development pool was $11.4 million. Furthermore, as of December 31, 2018, the Company had approximately $289.5 million of Canadian capital loss carryforwards, which do not expire. The deferred tax benefit of these loss carryforwards and research and development credits is ultimately subject to final determination by the respective taxation authorities.

As of December 31, 2018, the Company is currently performing an analysis to determine whether an ownership change under Section 382 of the IRC has occurred. If it is determined that the U.S. subsidiaries underwent an “ownership change” in 2018, the effect of this change would result in the imposition of a significant limitation on the use of the Company’s NOLs and other tax attributes.

The Company recorded a provision for uncertain tax positions (“UTP”) of approximately $7.3 million, partially offset by $6.7 million of the Company’s deferred tax assets at December 31, 2018, for a net $0.6 million provision for UTP as of December 31, 2018.

The following table summarizes the activity related to the Company’s provision for UTP:

	Year Ended December 31,
	2018	2017
	(in thousands)
Total provision for UTP as of January 1,	$7,777	$7,660
Increases related to current year tax positions	655	62
Changes in tax positions of prior periods	(1,044)	55
Total provision for UTP as of December 31,	7,388	7,777
Deferred tax assets available to offset provision for UTP	(6,748)	(7,360)
Total provision for UTP as of December 31,	$640	$417

As of December 31, 2018 and 2017, the Company has accrued an insignificant amount of interest as a result of the deferred assets available to offset its provision for UTP. The Swiss tax authorities have challenged the Company’s position as a principal company and are attempting to establish the Swiss subsidiary as a limited risk distributor at a formal transfer pricing arrangement. The UTP established in prior years for transfer pricing adjustments made at the Company’s U.S. parent and Swiss subsidiary can be decreased as a result of the Swiss audit, which is expected to be completed in 2019.

The Company and its subsidiaries file income tax returns in Canada, the U.S., and various U.S. states and in foreign jurisdictions. The Canadian income tax returns are generally subject to tax examination for the tax years ended December 31, 2012 through December 31, 2018. The U.S., U.S. state and foreign income tax returns are generally subject to tax examinations for the tax years ended December 31, 2015 through December 31, 2018. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the tax authorities.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Act”). This Act includes significant changes in U.S. tax law, including a reduction in the corporate tax rates and creating a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries. The Act reduced the U.S. corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. As a result of the Act, the Company was required to revalue its existing U.S. deferred tax assets and liabilities as of December 31, 2017 from the 35% federal rate in effect through the end of 2017, to the new 21% rate. As a result of the change in law, the Company recorded a current period tax expense of $21.5 million and a corresponding reduction in the associated valuation allowance, for a net adjustment of zero, to its Consolidated Statement of Operations for the year ended December 31, 2017. The Act required the Company to pay tax on the unremitted earnings of its foreign subsidiaries through December 31, 2017. The Company has estimated that its foreign subsidiaries are in an overall net earnings deficit and as such would have no incremental U.S. tax and therefore has recorded no tax liability on its unremitted earnings at December 31, 2017.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. The Company did not record any adjustments in the year ended December 31, 2018 to provisional amounts that were material to its financial statements. As of December 31, 2018, the Company’s accounting treatment is complete.

The Act creates a new requirement that certain income earned by a foreign subsidiary must be included in the income of the foreign subsidiaries’ U.S. shareholder. This income (called Global Intangible Low-Taxed Income, or “GILTI”) is defined as the excess of a foreign subsidiary's income over a nominal return on fixed assets. The Company’s foreign operations are in an overall current earnings deficit and are therefore not subject to GILTI for the year ended December 31, 2018. The Company has elected to treat the effects of this provision as a period cost, and therefore has not considered the impacts of GILTI on its deferred taxes as of December 31, 2018.

15. Segment Information

The Company currently operates as one business segment, pharmaceuticals, and is focused on the development and commercialization of two commercial products. The Company’s interim Chief Executive Officer is currently the Company’s chief operating decision maker (“CODM”). The Company does not operate any separate lines of business or separate business entities with respect to its products. Accordingly, the Company does not accumulate discrete financial information with respect to separate service lines and does not have separate reportable segments. Enterprise-wide disclosures about net revenues and long-lived assets by geographic area and information relating to major customers are presented below.

Net Revenues

The following table summarizes total net revenues from external customers by product and by geographic region, based on the location of the customer.

	Year Ended December 31, 2018
	U.S.	Japan	Brazil	Other Foreign Countries	Total
	(in thousands)
Metreleptin	$47,942	$945	$5,170	$17,303	$71,360
Lomitapide	35,461	10,822	388	12,401	59,072
Total net revenues	$83,403	$11,767	$5,558	$29,704	$130,432

	Year Ended December 31, 2017
	U.S.	Japan	Brazil	Other Foreign Countries	Total
	(in thousands)
Metreleptin	$50,972	$788	$6,837	$7,711	$66,308
Lomitapide	46,431	5,836	6,659	13,204	72,130
Total net revenues	$97,403	$6,624	$13,496	$20,915	$138,438

Net revenues generated from customers outside of the U.S., Japan and Brazil, as listed in the column “Other Foreign Countries,” were primarily derived from Canada, Colombia, France, Germany and Turkey for the year ended December 31, 2018 and from Canada, Argentina, Colombia and Greece during the year ended December 31, 2017.

Significant Customers

For the year ended December 31, 2018, one customer accounted for 64% of the Company’s net revenues and accounted for 35% of the Company’s December 31, 2018 accounts receivable balance. For the year ended December 31, 2017, two customers accounted for 70% of the Company’s net revenues; of these two customers, one customer accounted for 63% of the Company’s December 31, 2017 accounts receivable balance.

Long-lived Assets

The Company’s long-lived assets are primarily comprised of intangible assets and property and equipment. As of December 31, 2018 and 2017, 100% of the Company’s intangible assets were held by the Company’s indirect wholly owned subsidiary, Aegerion. Of that, 65% of the intangible assets were attributable to Aegerion’s U.S. business, with the remaining 35% attributable to Aegerion’s European holding company, as of both December 31, 2018 and 2017.

As of December 31, 2018 and 2017, 66% and 75%, respectively, of the Company’s property and equipment resided in the Company’s U.S. subsidiaries, with the remaining assets residing in the Company’s entities located outside of the U.S.

16. Commitments and Contingencies

Leases

The Company leased certain office facilities and office equipment pursuant to operating leases during the year ended December 31, 2018. The future minimum payments for office space and office equipment over the next five years are summarized as follows:

Lease Commitments
Years Ending December 31,:	(in thousands)
2019	$1,246
2020	432
2021	190
2022	134
2023	97
Thereafter	41
Total	$2,140

Rent expense pursuant to operating leases was approximately $3.1 million and $3.3 million for the years ended December 31, 2018 and 2017, respectively.

Other Commitments

Amgen Licensing Agreements

Metreleptin. In connection with Aegerion’s acquisition of MYALEPT in January 2015, Aegerion acquired a license agreement between Amgen Inc. (“Amgen”) and Amylin Pharmaceuticals, Inc., dated February 7, 2006 (the “Amgen License”) pursuant to which an exclusive worldwide license was obtained from Amgen to certain know-how and patents and patent applications covering the composition of matter and methods of use of metreleptin to develop, manufacture and commercialize a preparation containing metreleptin (the “Amgen Licensed Products”).

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

Aegerion is required to make royalty payments to Amgen on net sales of each Amgen Licensed Product on a country-by-country basis (i) at a royalty rate in the low double digits where the Amgen Licensed Product has patent protection or market exclusivity granted by a regulatory authority at the time of regulatory approval in the applicable country during the applicable royalty term, which runs on a country-by-country basis until the later of (a) the expiration of the last-to-expire valid claim covering an Amgen Licensed Product in the applicable country, (b) expiration of any market exclusivity granted by a regulatory authority, and (c) ten years from the date on which an Amgen Licensed Product is first sold to a third party in a country after regulatory approval for the Amgen Licensed Product has been granted in such country (“Amgen Royalty Term”) or (ii) at a royalty rate in the mid-single digits to low double digits where the Amgen Licensed Product receives patent protection or market exclusivity following the time of regulatory approval in the applicable country, in either case subject to a variety of customary reductions.

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

During the years ended December 31, 2018 and 2017, Aegerion made aggregate royalty payments of $12.6 million and $9.7 million to Amgen, Rockefeller University and BMS, and had $4.5 million and $2.9 million in aggregate royalties payable as of December 31, 2018 and 2017, respectively.

University of Pennsylvania Licensing Agreement

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
Aegerion is obligated under this license agreement to use commercially reasonable efforts to develop, commercialize, market and sell at least one product covered by the licensed patent rights, such as lomitapide. In addition, Aegerion will be required to make specified royalty payments on net sales of products, at a range of royalty rates in the high single digits on net sales of lomitapide in countries where lomitapide has patent protection, and of any other products covered by the license (subject to a variety of customary reductions), and share with UPenn specified percentages of sublicensing royalties and certain other consideration that Aegerion receives under any sublicenses that Aegerion may grant. Pursuant to Aegerion’s current license agreement with UPenn, UPenn is entitled to receive 15% of the $25 million upfront payment (which is payable to UPenn in May 2019), 15% of the marketing authorization transfer milestone and any subsequent sales milestone payments received from Recordati and 25% of royalty payments received by Aegerion from Recordati under the Japan License Agreement, as further discussed in

Note 17, Subsequent Events. These same terms apply to other sublicenses under the UPenn agreement. During the years ended December 31, 2018 and 2017, Aegerion made royalty payments in the amounts of $2.6 million and $3.1 million, respectively, to UPenn. Additionally, Aegerion accrued an additional $0.7 million in royalties to UPenn as of both December 31, 2018 and 2017.
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

Indemnities

In connection with the sale of assets, the Company provided indemnities with respect to certain matters, including product liability, patent infringement, contractual breaches and misrepresentations, and the Company provides other indemnities to third parties under the clinical trial, license, service, supply and other agreements that it enters into in the normal course of its business. If the indemnified party were to make a successful claim pursuant to the terms of the indemnity, the Company would be required to reimburse the loss. These indemnities are generally subject to threshold amounts, specified claims periods and other restrictions and limitations. As of December 31, 2018 and 2017, no amounts have been accrued in connection with such indemnities.

Development and Post Marketing Regulatory Commitments

Novelion and Aegerion have engaged Contract Research Organizations (“CROs”) to provide research, safety and project management services (the “Services”) in connection with the execution of their potential clinical trials, post-marketing commitments and existing registries. Services would only give rise to liabilities to the extent that services are provided to Novelion or Aegerion, as applicable, and pass through expenses are incurred. As of December 31, 2018, the Services have not yet been performed and the Company has potential commitments of approximately $44.7 million under these agreements. The amount reflected is based on the existing contracts and does not reflect any inflation, future modification to, or termination of, the existing contracts or anticipated or potential new contracts.

Legal Matters

The Company accrues a liability for legal contingencies when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company reviews these accruals and adjusts them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. To the extent new information is obtained and the Company’s views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in the Company’s loss contingency accrual would be recorded in the period in which such determination is made.

DOJ/SEC Investigations

In late 2013, Aegerion received a subpoena from the Department of Justice (the “DOJ”), represented by the U.S. Attorney’s Office in Boston, requesting documents regarding its marketing and sale of JUXTAPID in the U.S., as well as related public disclosures (the “DOJ investigation”). In late 2014, Aegerion received a subpoena from the Securities and Exchange Commission (“SEC”) requesting certain information related to Aegerion’s sales activities and disclosures related to JUXTAPID. The SEC also requested documents and information on a number of other topics, including documents related to the investigations by government authorities in Brazil into whether Aegerion’s activities in Brazil violated Brazilian anti-corruption laws, and whether Aegerion’s activities in Brazil violated the Foreign Corrupt Practices Act (“FCPA”). As a result of the SEC’s investigation, Aegerion consented to the entry of a final judgment, on September 25, 2017, in connection with a complaint filed by the SEC without admitting or denying the allegations set forth in the complaint (“the SEC Judgment”). The complaint alleged negligent violations of Sections 17(a)(2) and (3) of the Securities Act of 1933, as amended, related to certain statements made by Aegerion in 2013 regarding the conversion rate for JUXTAPID prescriptions.

The SEC Judgment, which was approved by a U.S. District Court judge on September 25, 2017, provides that Aegerion must pay a civil penalty in the amount of $4.1 million, to be paid in installments over three years, plus interest on any unpaid balance at a rate of 1.75% per annum. As of December 31, 2018, $0.9 million remains due as a current liability, and $0.7 million remains due as a non-current liability. Aegerion’s payment of this civil penalty is subject to acceleration in the event of certain change of control transactions or certain transfers of Aegerion’s rights in MYALEPT or JUXTAPID. Aegerion’s payment schedule is also subject to acceleration in the event that Aegerion fails to satisfy its payment obligations under the SEC Judgment.

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
The Court did not impose a criminal fine and instead ordered Aegerion to pay restitution, in the amount of $7.2 million payable over three years, plus interest on any unpaid balance at a rate of 1.75% per annum, into a fund managed by an independent claims administrator. As of December 31, 2018, $2.0 million remains due as a current liability, and $2.3 million remains due as a non-current liability. As contemplated by the Plea Agreement, Aegerion was further sentenced to a three-year term of probation. Among the terms of probation, Aegerion must (i) comply with federal, state and local laws, (ii) notify its probation officer of any prosecution, major civil litigation or administrative proceeding, (iii) seek permission of its probation officer prior to selling, assigning or transferring assets, (iv) notify its probation officer of any material change in its economic circumstances, (v) forbear from disparaging the factual basis of Aegerion’s plea or denying that Aegerion itself is guilty, and (vi) comply with the DPA and Corporate Integrity Agreement (“CIA”) (and submit certain reports prepared thereunder to its probation officer). Under the terms of the DPA, Aegerion admitted it engaged in conduct that constituted a conspiracy to violate the Health Insurance Portability and Accountability Act (“HIPAA”). The DPA provides that Aegerion must continue to cooperate fully with the DOJ concerning its investigation into other individuals or entities. The DPA provides that Aegerion must maintain a robust compliance and ethics program that includes significant certification, training, monitoring, and other requirements. Aegerion, as well as the Board of Directors of the Company (or a designated committee thereof), must also conduct regular reviews of its compliance and ethics program, provide certifications to the DOJ that the program is believed to be effective and notify the DOJ of any probable violations of HIPAA. In the event Aegerion breaches the DPA, there is a risk the government would seek to impose remedies provided for in the DPA, including instituting criminal prosecution against Aegerion and/or seeking to impose stipulated penalties against Aegerion. The DPA is subject to supervision by a U.S. District Court judge.
Aegerion also entered into the DOJ Civil Settlement Agreement to resolve allegations by the DOJ that false claims for JUXTAPID were submitted to governmental healthcare programs. The DOJ Civil Settlement Agreement requires Aegerion to pay a civil settlement in the amount of $28.8 million, which includes up to $2.7 million designated for certain U.S. states relating to Medicaid expenditures for JUXTAPID, to be paid in installments over three years. As of December 31, 2018, $8.8 million remains due as a current liability, and $16.4 million remains due as a non-current liability. Aegerion’s payment of this civil settlement amount is subject to acceleration in the event of certain change of control transactions or certain transfers of Aegerion’s rights in MYALEPT or JUXTAPID. In the event that Aegerion fails to satisfy its obligations under the DOJ Civil Settlement Agreement, Aegerion could be subject to additional penalties or litigation.

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

Aegerion also agreed to the FDA Consent Decree with the DOJ and the FDA to resolve a separate civil complaint alleging that Aegerion violated the FDCA by failing to comply with the JUXTAPID REMS program and the requirement to provide adequate directions for all of the uses for which it distributed JUXTAPID. The FDA Consent Decree requires Aegerion, among other things, to comply with the JUXTAPID REMS program; retain a qualified independent auditor to conduct annual audits of its compliance with the JUXTAPID REMS program; and remediate any noncompliance identified by the auditor within specified timeframes. In the event Aegerion fails to comply with the JUXTAPID REMS program or any other provisions of the FDA Consent Decree, Aegerion could be subject to additional administrative remedies, civil or criminal penalties and/or stipulated damages. Aegerion is required to notify the FDA in advance of certain changes in control, or changes in its business that may affect its operations, assets, rights or liabilities in the United States. On May 18, 2018, the DOJ and Aegerion filed a joint motion seeking a hearing concerning the status of the FDA Consent Decree, which does not take effect until it is approved by the Court and the injunction order is issued. On August 8, 2018, the DOJ and Aegerion filed a memorandum in support of the Consent Decree. A hearing on the motion for entry of the FDA Consent Decree has been set for March 18, 2019.

Separately, Aegerion entered into a CIA with the Department of Human Services Office of the Inspector General (“OIG”). The CIA requires Aegerion, among other things, to maintain a compliance program with significant requirements relating to, among other things, training, monitoring, annual risk assessment and mitigation processes, independent review of Aegerion’s compliance and other activities, a disclosure program, and an executive financial recoupment program. Under the CIA, Aegerion, as well as the Board of Directors of the Company (or a designated committee thereof), must also conduct regular reviews of Aegerion’s compliance program and provide an annual resolution or certification to OIG that the program is believed to be effective. Additionally, Aegerion has certain certification and reporting obligations under the CIA. In the event Aegerion breaches the CIA, there is a risk the government would seek to impose remedies provided for in the CIA, including seeking to impose stipulated penalties against Aegerion and/or seeking to exclude Aegerion from participation in federal healthcare programs.

Investigations in Brazil

Federal prosecutors in Brazil are conducting an investigation to determine whether there have been violations of Brazilian laws related to the sales of JUXTAPID in Brazil. In July 2016, the Ethics Council of Interfarma fined Aegerion’s subsidiary in Brazil (“Aegerion Brazil”) approximately $0.5 million for violations to its Code of Conduct, to which Aegerion Brazil is bound due to its affiliation with Interfarma. Also, the Board of Directors of Interfarma imposed an additional penalty of suspension of Aegerion Brazil’s membership, without suspension of Aegerion Brazil’s membership contribution, for a period of 180 days for Aegerion Brazil to demonstrate the implementation of effective measures to cease alleged irregular conduct, or exclusion of the Company’s membership in Interfarma if such measures are not implemented. Aegerion Brazil paid the fine of approximately $0.5 million during the third quarter of 2016. In March 2017, after the suspension period ended, Interfarma’s Board of Directors decided to reintegrate Aegerion Brazil, enabling it to participate regularly in Interfarma activities, subject to meeting certain obligations.

Also, in July 2016, Aegerion Brazil received an inquiry from a Public Prosecutor Office of the Brazilian State of Paraná asking it to respond to questions related to media coverage regarding JUXTAPID and its relationship with a patient association to which Aegerion made donations for patient support. This preliminary inquiry was later reclassified as a civil inquiry, which is a preliminary procedure by the Public Prosecutor’s Office that aims to verify if there are enough elements for it to file a formal lawsuit or to dismiss the inquiry. In March 2018, the Paraná State Public Prosecutor’s Office sent the civil inquiry to the Federal Public Prosecutor’s Office, after deciding that the potential case should be subject to federal jurisdiction. The Federal Public Prosecutor dismissed the case in January 2019.

In June 2017, the Federal Public Prosecutor of the City of São José dos Campos, State of São Paulo, in connection with its criminal investigation into former employees of Aegerion Brazil, requested that a Brazilian federal court provide federal investigators with access to the bank records of certain individuals and entities, including Aegerion Brazil, certain former Aegerion Brazil employees, a Brazilian patient association, and certain Brazilian physicians. The Federal Trial Court Judge issued a decision on July 12, 2018 authorizing the access to the banking records on the terms that the Federal Public Prosecutor of the City of São José dos Campos had requested. On July 16, 2018, Aegerion Brazil filed an appeal of the decision that authorized the breach of the banking secrecy, which was denied by the Federal Court Judge. The Public Prosecutor in São José dos Campos continues to gather information in connection with this investigation. At this time, the Company does not know whether the inquiry of the Public Prosecutor in São José dos Campos will result in the commencement of any formal proceeding against Aegerion, but if Aegerion’s activities in Brazil are found to violate any laws or governmental regulations, Aegerion may be subject to significant civil lawsuits to be filed by the Public Prosecution office, and administrative penalties imposed by Brazilian regulatory authorities and additional damages and fines. Under certain circumstances, Aegerion could be barred from further sales to federal and/or state governments in Brazil, including sales of JUXTAPID and/or MYALEPT, due to penalties imposed by Brazilian regulatory authorities or through civil actions initiated by federal or state public prosecutors. Additionally, Aegerion continues to respond to inquiries from the SEC concerning the investigations by Brazilian authorities, and, in November 2018 and January 2019, entered into tolling agreements with the SEC with respect to this matter. The Company cannot determine if a loss is probable as a result of the investigations and inquiry in Brazil and whether the outcome will have a material adverse effect on the Company’s business and, as a result, no amounts have been recorded for a loss contingency.

Qui Tam Litigation

In March 2014, an amended qui tam complaint was filed under seal in the District of Massachusetts against Aegerion, two former executive officers and a former employee. United States ex rel Clarke v. Aegerion Pharm. Inc., No. 13-cv-11785-IT. On September 22, 2017, the U.S. filed a notice of intervention as to Aegerion. On September 27, 2017, the qui tam relators filed a second amended complaint naming additional parties, including a former board member, former executives, and former employees of Aegerion, as well as other third parties. The second amended complaint noted that the relators would file a joint stipulation of dismissal with respect to Aegerion upon the completion of certain conditions set forth in the Civil Settlement Agreement. On October 27, 2017, the court granted Aegerion and relators’ joint motion to stay proceedings until sentencing in the criminal matter is complete. On February 20, 2018, Aegerion was dismissed from the qui tam lawsuit. On June 5, 2018, two of the remaining defendants were dismissed from the lawsuit and on June 19, 2018, the remaining individual defendants filed a motion to dismiss the qui tam lawsuit. A hearing on the matter to dismiss is scheduled for March 20, 2019. Although Aegerion is not a party to the lawsuit, it could be liable for certain defense costs and damages for defendants remaining in the lawsuit. Although the Company does not believe the outcome of the lawsuit will have a material adverse effect on the Company, the Company cannot determine if a loss is probable as a result of the lawsuit and, as a result, no amounts have been recorded for a loss contingency.

Contingent Consideration Receivable

Related to the Sale of Visudyne®

On September 24, 2012, the Company completed the sale of its Visudyne business to Valeant Pharmaceuticals International, Inc. (“Valeant”). Subject to the achievement of certain future milestones, the Company was eligible to receive the following additional consideration: (i) a milestone payment of $5.0 million if receipt of the registration required for commercial sale of the Qcellus ™ laser in the U.S. (the Laser Registration) is obtained by December 31, 2013, $2.5 million if the Laser Registration is obtained after December 31, 2013 but before January 1, 2015, and $0 if the Laser Registration is obtained thereafter (the “Laser Earn-Out Payment”); (ii) up to $5.0 million in each calendar year commencing January 1, 2013 (up to a maximum of $15.0 million in the aggregate) for annual net royalties exceeding $8.5 million pursuant to the Amended and Restated PDT Product Development, Manufacturing and Distribution Agreement with Novartis Pharma AG (the “Novartis Agreement”) or from other third-party sales of Visudyne outside of the U.S.; and (iii) a royalty on net sales attributable to new indications for Visudyne, if any should be approved by the FDA.

On September 26, 2013, the FDA approved the premarket approval application (“PMA”) supplement for the Qcellus laser and on October 10, 2013, the Company invoiced Valeant for the $5.0 million Laser Earn-Out Payment. Valeant subsequently disputed payment on the basis that it believes the Laser Earn-Out Payment remains contingent upon receipt of additional governmental authorizations with regard to the Qcellus laser. As a result, on September 22, 2015 the Company commenced an action in the Supreme Court of British Columbia against Valeant for breach of contract. In December 2017, we agreed to a settlement of this litigation in exchange for a settlement payment from Valeant of $0.5 million, and such payment was recorded as other income in our Consolidated Statement of Operations for the year ended December 31, 2017.

Related to the Sale of the PPDS Technology

On April 3, 2013, Novelion completed the sale of its punctal plug drug delivery system technology for approximately $1.3 million (the “PPDS Technology”) to Mati Therapeutics Inc. (“Mati”) pursuant to the terms of Novelion’s asset purchase agreement with Mati (the “Mati Agreement”). Under the terms of the Mati Agreement, Novelion is eligible to receive future potential payments upon completion of certain product development and commercialization milestones that could reach $19.5 million (or exceed that amount if more than two products are commercialized), a low single digit royalty on worldwide net sales of all products using or developed from the PPDS Technology and a fee on payments received by Mati in respect of the PPDS Technology other than net sales revenues. For the years ended December 31, 2018 and 2017, the Company received no proceeds related to this contingent consideration.

17. Subsequent Events

Loan Facilities

As described in Note 8, Loan Facilities, on January 31, 2019, Aegerion provided notice to the Bridge Agent electing to extend the initial maturity date of the Bridge Loans to June 30, 2019, as permitted under the Bridge Credit Agreement. Aegerion paid the required extension fee on February 15, 2019 and, accordingly, the maturity date of the Bridge Loans has been extended to June 30, 2019.

Recordati License Agreement

On February 5, 2019 (the “Effective Date”), Aegerion entered into a license agreement (the “License Agreement”) with Recordati for the commercialization of JUXTAPID® (lomitapide) in Japan. Under the terms of the License Agreement, and subject to the conditions set forth therein, Aegerion granted to Recordati an exclusive license in Japan, for the current marketed indication for HoFH, with the right to grant sub-licenses, to manufacture and commercialize the Company’s current JUXTAPID product. During the term of the License Agreement, Recordati also has an exclusive right of first negotiation to any new indications for JUXTAPID in Japan.

Pursuant to the terms of the License Agreement, and subject to the conditions set forth therein, Recordati is required to make the following payments to Aegerion: (i) $25.0 million as a one-time upfront payment on the Effective Date (which has been paid to Aegerion), (ii) $5.0 million as a one-time payment within 45 days following the date on which the Japan marketing authorization for JUXTAPID is successfully transferred to Recordati (the “Completion Date”), (iii) quarterly royalty payments, during the term of the License Agreement, equal to 22.5% of all net sales of JUXTAPID in Japan, and (iv) 20% of all other sublicense revenues received by Recordati or any of its affiliates.

In addition, pursuant to the terms of the License Agreement, Aegerion may receive from Recordati commercial milestone payments (up to a total of $80.0 million) for net sales in Japan, conditioned and based upon the achievement of certain net sales levels in Japan, the first $12.5 million installment of which becomes payable at the end of the first quarter in which cumulative net sales in Japan reach $70.0 million, and which are payable in incremental installments thereafter at the end of each quarter in which cumulative net sales in Japan increase by $70.0 million (in increments of $12.5 million until cumulative net sales reach $280.0 million and then in incremental installments of $5.0 million until cumulative net sales reach $700.0 million).

Pursuant to the terms of Aegerion’s Bridge Credit Agreement and after taking into account amounts payable to UPenn (as described below), Aegerion retained $15.0 million of the upfront payment, of which $12.0 million is to be used in accordance with a proceeds reinvestment budget (which primarily relates to the development activities related to MYALEPT as a potential treatment for PL in the U.S.), and the balance is to be used in accordance with a general budget of Aegerion, in each case, subject to certain restrictions. The remaining net cash proceeds (including the $5.0 million marketing authorization transfer fee and royalty payments, less amounts owed to UPenn) were or will be paid to Novelion to repay a portion of the outstanding Intercompany Loan comprising the portion of the loan that the Bridge Lenders agreed would not be contested and to the Bridge Lenders to repay a portion of the outstanding Bridge Loans, on a 42% and 58% basis, respectively. Further, pursuant to Aegerion’s current license agreement with UPenn, UPenn is entitled to receive 15% of the $25 million upfront payment (which is payable to UPenn in May 2019), 15% of the marketing authorization transfer milestone and any subsequent sales milestone payments received from Recordati and 25% of royalty payments received by Aegerion from Recordati under the Japan License Agreement.

Aegerion and Recordati have also entered into a customary supply agreement under which Aegerion will supply JUXTAPID to Recordati (or its affiliate) at cost plus an agreed upon markup for an initial term of two years with automatic renewal for successive two year terms, and a customary transitional services agreement under which Aegerion will continue to perform certain commercialization and administrative services on Recordati’s behalf until the Completion Date (during which time, in lieu of paying royalties and cost-plus supply and transitional services during this period, Aegerion will retain 40% of the net sales of JUXTAPID in Japan and remit the remaining 60% of net sales to Recordati) and certain other customary transitional services (if so requested by Recordati) at mutually agreed hourly rates for a term not to exceed six months from the Completion Date.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were not effective due to the material weakness in our internal control over financial reporting described further below. Notwithstanding the material weakness in our internal control over financial reporting, the Consolidated Financial Statements included in this Annual Report are fairly presented, in all material respects, and our financial position, results of operations and cash flows for the periods presented are in conformity with GAAP.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP. Management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Management, under the supervision and with the participation of the principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting. In the course of completing its assessment of internal control over financial reporting as of December 31, 2016, management determined that there was a material weakness in our controls over the financial reporting process as we did not design and maintain sufficiently precise or effective review and approval controls over the forecasts used to develop management estimates, including those related to balances acquired in the Aegerion business combination that occurred during fiscal year 2016 and such deficiencies remain unremediated as of December 31, 2018.

Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm, Deloitte & Touche LLP, pursuant to the rules of the SEC that require us to provide only management’s report. Therefore, this Annual Report does not include an attestation report regarding internal controls over financial reporting from Deloitte & Touche LLP.

Plan for Remediation of Material Weakness

While the Company has implemented a number of remediation efforts over the course of 2017 and 2018 with respect to the material weakness, the Company has not completely remediated the material weakness in connection with the Company’s assessment of internal control over financial reporting as of December 31, 2018. As a result, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2018.

The Company is committed to remediate the control deficiencies that constituted the material weakness described above. Management is responsible for implementing changes and improvements to our internal control over financial reporting and for remediating the control deficiencies that gave rise to the material weakness. Our remediation efforts to date, summarized below, are intended to address the identified material weakness and enhance our overall financial control environment:

•	Enhanced our procedures and controls over the assessment, determination and documentation of management’s assumptions and estimates used in forecasts

•	Enhanced our management review controls over management’s judgments process

•	Engaged a third-party firm to assist the Company in updating its forecast, budget and long-range plan

The Company believes that its remediation plan will be sufficient to remediate the identified material weakness and strengthen its internal control over financial reporting. As the Company continues to evaluate, and works to improve, its internal control over financial reporting, management may determine that additional measures to address control deficiencies or modifications to the remediation plan are necessary. The Company cannot assure you, however, when it will remediate such weaknesses, nor can it be certain whether additional actions will be required or the costs of any such actions. Moreover, the Company cannot assure you that additional material weaknesses will not arise in the future.

Changes to Internal Controls over Financial Reporting

Except for the continued remediation efforts of the previously identified material weakness, there were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2018 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Item  9B.    Other Information.

None.

.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our definitive proxy statement, which we plan to file with the SEC in connection with our 2019 Annual Meeting of Shareholders within 120 days of the end of the fiscal year ended December 31, 2018 (the “Proxy Statement”). Such information is incorporated herein by reference.

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
2.2
First Amendment to Asset Purchase Agreement dated January 9, 2015, by and among Aegerion Pharmaceuticals, Inc., Amylin Pharmaceuticals, LLC and, solely for purposes of Sections 2.1.1, 2.2.1 and 2.3.2, AstraZeneca Pharmaceuticals LP.
Exhibit 10.30 to Aegerion Pharmaceuticals, Inc.’s Annual Report on Form 10-K, filed with the SEC on March 2, 2015.
2.3
Share Purchase Agreement, dated June 8, 2015, by and among the Company, Broadfin Healthcare Master Fund, Ltd., JW Partners, LP, JW Opportunities Fund, LLC, EcoR1 Capital Fund Qualified, L.P. and EcoR1 Capital Fund, L.P.
Exhibit 2.3 to the Company’s Current Report on Form 8-K, filed with the SEC on June 12, 2015.
2.4
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
2.7
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
Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 5, 2016.
2.8		Agreement and Plan of Merger, dated June 14, 2016, and Amendment No. 1 thereto, by and among Aegerion Pharmaceuticals, Inc., the Company and Isotope Acquisition Corp.	Annex A to the Company’s Amendment No. 1 to the Registration Statement on Form S-4, filed with the SEC on September 12, 2016.
3.1		Articles of the Company, dated May 25, 2005.	Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 1, 2005.
3.2		Notice of Articles of the Company, dated November 29, 2016.	Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 5, 2016.
4.1		Specimen Common Share Certificate of the Company.	Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 16, 2016.

Exhibit		Description of Document	Location
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
Exhibit 4.1 to Aegerion Pharmaceuticals, Inc.’s Current Report on Form 8-K, filed with the SEC on November 29, 2016.
4.4		Amended and Restated Supplemental Indenture, by and among Aegerion Pharmaceuticals, Inc, the Company, and The Bank of New York Mellon Trust Company, N.A., dated as of May 8, 2017.	Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2017.
4.5		Form of Warrant Certificate	Exhibit C of Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2018.
10.1	#	License Agreement, dated February 7, 2006, by and between Amylin Pharmaceuticals, LLC and Amgen Inc.	Exhibit 10.32 to Aegerion Pharmaceuticals, Inc.’s Annual Report on Form 10-K, filed with the SEC on March 2, 2015.
10.2	#	Patent License Agreement, dated May 19, 2006, as amended September 27, 2006, by and between Aegerion Pharmaceuticals, Inc. and University of Pennsylvania.	Exhibit 10.6 to Aegerion Pharmaceuticals, Inc.’s Registration Statement on Form S-1, as amended, filed with the SEC on August 10, 2010.
10.3		Lease, dated January 1, 2011, by and between Aegerion Pharmaceuticals, Inc. and RREEF America REIT II CORP. PPP.	Exhibit 10.1 to Aegerion Pharmaceuticals, Inc.’s Current Report on Form 8-K, filed with the SEC on January 6, 2011.
10.4		First Amendment to Lease, dated November 7, 2011, by and between Aegerion Pharmaceuticals, Inc. and RREEF America REIT II CORP. PPP.	Exhibit 10.22 to Aegerion Pharmaceuticals, Inc.’s Annual Report on Form 10-K, filed with the SEC on March 15, 2012.
10.5		Second Amendment to Lease, dated September 4, 2012, by and between Aegerion Pharmaceuticals, Inc. and RREEF America REIT II Corp. PPP.	Exhibit 10.1 to Aegerion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2012.
10.6		Third Amendment to Lease, dated June 19, 2013, by and between Aegerion Pharmaceuticals, Inc. and RREEF America REIT II Corp. PPP.	Exhibit 10.1 to Aegerion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2013.
10.7		Fourth Amendment to Lease, dated January 1, 2014, by and between Aegerion Pharmaceuticals, Inc. and RREEF America REIT II Corp. PPP.	Exhibit 10.25 to Aegerion Pharmaceuticals, Inc.’s Annual Report on Form 10-K, filed with the SEC on March 3, 2014.
10.8		Fifth Amendment to Lease, dated July 19, 2016, by and between Aegerion Pharmaceuticals, Inc. and RREEF America REIT II Corp. PPP.	Exhibit 10.3 to Aegerion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 4, 2016.
10.9		Loan and Security Agreement, dated June 14, 2016, by and between the Company and Aegerion Pharmaceuticals, Inc.	Exhibit 10.2 to Aegerion Pharmaceuticals, Inc.’s Current Report on Form 8-K, filed with the SEC on June 15, 2016.
10.10		Letter agreement, dated December 7, 2015, by and among the Company, Broadfin Healthcare Master Fund, Ltd., JW Partners, LP, JW Opportunities Fund, LLC, and J.W. Opportunities Master Fund, Ltd.	Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 11, 2015.
10.11	*	Deferred Share Unit Plan For Non-Employee Directors of the Company.	Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2005.
10.12	*	Aegerion Pharmaceuticals, Inc. 2010 Stock Option and Incentive Plan.	Exhibit 10.2 to Aegerion Pharmaceuticals, Inc.’s Registration Statement on Form S-1, as amended, filed with the SEC on October 7, 2010.
10.13	*	Form of Indemnity Agreement (Directors).	Exhibit 10.27 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2017.

Exhibit		Description of Document	Location
10.14	*	Form of Indemnity Agreement (Officers).	Exhibit 10.28 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2017.
10.15	*	Employment Agreement, dated January 7, 2016, by and between Aegerion Pharmaceuticals, Inc. and Mary T. Szela.	Exhibit 10.1 to Aegerion Pharmaceuticals, Inc.’s Form 8-K, filed with the SEC on January 11, 2016.
10.16	*	Employment Offer Letter, dated November 28, 2016, between Novelion Services USA, Inc. and Gregory D. Perry.	Exhibit 10.37 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2017.
10.17	*	Employment Offer Letter, dated November 28, 2016, between Novelion Services USA, Inc. and Benjamin Harshbarger.	Exhibit 10.46 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2017.
10.18	*	Employment Offer Letter, dated November 28, 2016, between Novelion Services USA, Inc. and Roger Louis.	Exhibit 10.47 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2017.
10.19	*	Employment Offer Letter, dated November 28, 2016, between Novelion Services USA, Inc. and Remi Menes.	Exhibit 10.48 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2017.
10.20	*	Amended and Restated Employment Agreement, by and between Mary Szela and the Company, dated as of May 8, 2017.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2017.
10.21	*	Form of Amendment to Employment Agreement (Executives).	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2017.
10.22	*	Amended and Restated Novelion 2017 Equity Incentive Plan.	Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed with the SEC on July 31, 2017.
10.23	*	2017 Employee Stock Purchase Plan.	Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed with the SEC on July 31, 2017.
10.24		Plea Agreement, dated September 22, 2017.	Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 22, 2017.
10.25		Civil Settlement Agreement, dated September 22, 2017.	Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 22, 2017.
10.26		Proposed Final Judgment, dated September 22, 2017.	Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on September 22, 2017.
10.27		Deferred Prosecution Agreement, dated September 22, 2017.	Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on September 22, 2017.
10.28		Corporate Integrity Agreement, dated September 22, 2017.	Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on September 22, 2017.
10.29		Consent Decree of Final Injunction, dated September 22, 2017.	Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on September 22, 2017.
10.30	*	Separation Letter Agreement, by and between Remi Menes and Novelion Services USA, Inc., dated as of August 31, 2017.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2017.
10.31	*	Amendment to Employment Agreement, by and between Gregory Perry and Novelion Services USA, Inc., dated as of July 6, 2017.	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2017.
10.32	*	Form of Stock Option Award Grant Notice and Stock Option Award Agreement (Directors) under the Amended and Restated Novelion 2017 Equity Incentive Plan.	Exhibit 10.33 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 16, 2018.

Exhibit		Description of Document	Location
10.33	*	Form of Stock Option Award Grant Notice and Stock Option Award Agreement (Employees) under the Amended and Restated Novelion 2017 Equity Incentive Plan.	Exhibit 10.34 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 16, 2018.
10.34	*	Form of Stock Option Award Grant Notice and Stock Option Award Agreement (Executives) under the Amended and Restated Novelion 2017 Equity Incentive Plan.	Exhibit 10.35 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 16, 2018.
10.35	*	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (Employees) under the Amended and Restated Novelion 2017 Equity Incentive Plan.	Exhibit 10.36 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 16, 2018.
10.36	*	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (Executives) under the Amended and Restated Novelion 2017 Equity Incentive Plan.	Exhibit 10.37 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 16, 2018.
10.37	*	Employment Agreement, dated as of October 31, 2017, between Novelion Services USA, Inc. and Jeffrey Hackman.	Exhibit 10.38 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 16, 2018.
10.38	*	Separation Letter Agreement, by and between Mary T. Szela and Novelion Services USA, Inc., dated as of November 8, 2017.	Exhibit 10.39 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 16, 2018.
10.39	*	Employment Agreement, dated as of November 27, 2017, between Novelion Services USA, Inc. and Michael D. Price.	Exhibit 10.40 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 16, 2018.
10.40	*	Employment Agreement, dated as of October 6, 2017, between Novelion Services USA, Inc. and Murray Stewart.	Filed herewith.
10.41	*	Separation Letter Agreement, by and between Gregory D. Perry and Novelion Services USA, Inc., dated as of November 30, 2017.	Exhibit 10.41 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 16, 2018.
10.42		Loan and Security Agreement, dated March 15, 2018, among Aegerion Pharmaceuticals, Inc. and the affiliates of Broadfin Capital, LLC and Sarissa Capital Management.	Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 15, 2018.
10.43		Amended and Restated Loan and Security Agreement, dated March 15, 2018, between Novelion Therapeutics Inc. and Aegerion Pharmaceuticals, Inc.	Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 15, 2018.
10.44		Subordination Agreement, dated March 15, 2018, between Novelion Therapeutics Inc. and the other creditors named therein.	Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on March 15, 2018.
10.45	*	Amendment to Employment Agreement dated as of April 20, 2018 by and between Novelion Services USA, Inc. and Michael D. Price.	Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2018.
10.46	*	Amendment to Employment Agreement dated as of April 20, 2018 by and between Novelion Services USA, Inc. and Murray Stewart.	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2018.
10.47	*	Novelion Therapeutics Inc. 2017 Employee Stock Purchase Plan.	Appendix A to the Company’s Definitive Proxy Statement filed with the Commission on July 11, 2018.
10.48	*	Amendment to Employment Agreement dated as of July 16, 2018 by and between Novelion Services USA, Inc. and Michael D. Price.	Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2018.
10.49		Bridge Credit Agreement, dated as of November 8, 2018 among Aegerion Pharmaceuticals, Inc., the lender parties named therein and Cantor Fitzgerald Securities.	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2018.
10.50
Amendment No. 1 to and Consent under the Amended and Restated Loan and Security Agreement, dated November 8, 2018, entered into by and among Aegerion Pharmaceuticals, Inc., Aegerion Pharmaceuticals Holdings, Inc. and Novelion Therapeutics Inc.
Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 8, 2018.

Exhibit		Description of Document	Location
10.51		Subordination Agreement, made as of November 8, 2018, by and between Cantor Financial Securities, the signatory lenders thereto, Novelion Therapeutics Inc. and Novelion Services USA Inc.	Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on November 8, 2018.
10.52	*	Novelion Therapeutics Inc. Key Executive Incentive Plan	Filed herewith.
21.1		Subsidiaries of the Company.	Filed herewith.
23.1		Consent of Independent Registered Public Accounting Firm- Deloitte & Touche LLP.	Filed herewith.
24.1		Power of Attorney.	Contained on signature page hereto.
31.1		Certification pursuant to Rule 13a-14(a)/15(d)-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Principal Executive Officer.	Filed herewith.
31.2		Certification pursuant to Rule 13a-14(a)/15(d)-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Principal Financial Officer.	Filed herewith.
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Principal Executive Officer.	Furnished herewith.
32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Principal Financial Officer.	Furnished herewith.
101.1
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in Extensible Business Reporting Language:
Consolidated Balance Sheets;
Consolidated Statements of Operations;
Consolidated Statements of Comprehensive Loss;
Consolidated Statements of Shareholders’ (Deficit) Equity;
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

NOVELION THERAPEUTICS INC.
(Registrant)

Date: March 15, 2019	By:	/s/ Benjamin Harshbarger
Benjamin Harshbarger
Principal Executive Officer

Date: March 15, 2019	By:	/s/ Michael D. Price
Michael D. Price
Principal Financial Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below appoints severally, Benjamin Harshbarger and Michael D. Price, and each one of them, his or her attorneys-in-fact, each with the power of substitution for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the SEC, hereby ratifying and confirming all that each attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Benjamin Harshbarger	Interim Chief Executive Officer, General Counsel and Secretary (principal executive officer)	March 15, 2019
Benjamin Harshbarger

/s/ Michael D. Price	Chief Financial Officer (principal financial officer)	March 15, 2019
Michael D. Price

/s/ Barbara Chan	President and Chief Accounting Officer, Aegerion Pharmaceuticals, Inc. (principal accounting officer)	March 15, 2019
Barbara Chan

/s/ Suzanne Bruhn	Director	March 15, 2019
Suzanne Bruhn

/s/ Mark Corrigan	Director	March 15, 2019
Mark Corrigan

/s/ John Orloff	Director	March 15, 2019
John Orloff

/s/ Stephen Sabba	Director	March 15, 2019
Stephen Sabba

/s/ Donald K. Stern	Director	March 15, 2019
Donald K. Stern

/s/ John C. Thomas, Jr.	Director	March 15, 2019
John C. Thomas, Jr.