Form 10-Q
period 2019-03-31
NOVELION THERAPEUTICS INC.
filed 2019-05-07
CIK 827809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, without par value	NVLN	the NASDAQ Global Select Market
The number of shares outstanding of the registrant’s Common Stock as of May 2, 2019 was 19,043,618.

Novelion Therapeutics Inc.

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

All references in this Form 10-Q to “we,” “us,” “our,” the “Company,” “QLT” and “Novelion” refer to Novelion and its consolidated subsidiaries, including Aegerion and its subsidiaries, unless the context suggests otherwise. Aegerion is our operating subsidiary and substantially all of the Company’s assets and the majority of its operations reside at Aegerion and Aegerion is the source of the consolidated company’s revenues. As described elsewhere in this Form 10-Q, Aegerion has a substantial amount of debt, including under a secured term loan facility entered in November 2018, which matures on June 30, 2019, its 2% convertible notes due August 15, 2019, and also as the borrower under a secured intercompany term loan with Novelion as lender, which matures on July 1, 2019. In light of these arrangements and their provisions, which prohibit Aegerion from making certain payments, including payments in cash, to Novelion (including for out-of-pocket costs incurred, and services rendered, by or on behalf of Novelion, for the benefit of Aegerion), investors are cautioned that Aegerion’s interests may not always be aligned, and may, in certain circumstances conflict, with those of Novelion or its shareholders. Given the quantum and near-term maturity of Aegerion’s outstanding debt obligations, a bankruptcy reorganization will likely be required for Aegerion, and could be required for Novelion, in the near term, to implement transactions that are necessary to effect a comprehensive refinancing, wholesale recapitalization or other strategic alternative, if available, or in the event of the failure to complete such transactions.

Trademarks

Novelion®, Aegerion®, MYALEPT®, MYALEPTA®, JUXTAPID®, and LOJUXTA® are registered trademarks of Novelion or Aegerion. All other trademarks referenced in this Form 10-Q are the property of their respective owners.

PART I — FINANCIAL INFORMATION

Novelion Therapeutics Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$51,919	$45,154
Accounts receivable, net	26,875	28,912
Inventories - current	13,407	12,745
Prepaid expenses and other current assets	14,018	15,732
Total current assets	106,219	102,543
Inventories - non-current	38,082	36,202
Property and equipment, net	1,209	1,585
Intangible assets, net	193,903	200,176
Other non-current assets	2,707	1,209
Total assets	$342,120	$341,715

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$6,168	$6,012
Accrued liabilities	40,455	44,195
Deferred revenue	24,167	—
Short-term debt	73,928	73,677
Convertible notes, net	285,525	274,815
Provision for legal settlements - current	13,216	11,689
Total current liabilities	443,459	410,388
Provision for legal settlements - non-current	16,103	19,391
Other non-current liabilities	1,507	796
Total liabilities	461,069	430,575
Commitments and contingencies (Note 14)
Shareholders’ deficit:
Common shares, without par value, 100,000 shares authorized; 19,043 and 19,017 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	552,506	552,506
Additional paid-in-capital	79,931	79,295
Accumulated deficit	(854,148)	(822,301)
Accumulated other comprehensive income	102,762	101,640
Total shareholders’ deficit	(118,949)	(88,860)
Total liabilities and shareholders’ deficit	$342,120	$341,715

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Novelion Therapeutics Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Net revenues	$32,200	$27,484
Cost of product sales	15,219	13,505
Operating expenses:
Selling, general and administrative	26,035	23,689
Research and development	6,934	11,766
Total operating expenses	32,969	35,455
Loss from operations	(15,988)	(21,476)
Interest expense, net	(15,510)	(10,886)
Other expense, net	(560)	(307)
Loss before provision for income taxes	(32,058)	(32,669)
Benefit from (Provision for) income taxes	211	(159)
Net loss	$(31,847)	$(32,828)
Net loss per common share—basic and diluted	$(1.67)	$(1.76)
Weighted-average common shares outstanding—basic and diluted	19,022	18,703

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Novelion Therapeutics Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three Months Ended March 31,
	2019	2018
Net loss	$(31,847)	$(32,828)
Other comprehensive income:
Foreign currency translation, net of tax	1,122	655
Other comprehensive income	1,122	655
Comprehensive loss	$(30,725)	$(32,173)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Novelion Therapeutics Inc.
Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Deficit
(in thousands, except share information)

	Three Months Ended March 31, 2019
									Accumulated
	Common				Additional				Other	Total
	Shares				Paid-In		Accumulated		Comprehensive	Shareholders’
	Shares		Amount		Capital		Deficit		Income	Deficit
Balance at December 31, 2018	19,017,089		$552,506		$79,295		$(822,301)		$101,640	$(88,860)
Net loss	—		—		—		(31,847)		—	(31,847)
Foreign currency translation adjustment	—		—		—		—		1,122	1,122
Stock-based compensation expense	—		—		645		—		—	645
Vesting of restricted stock, net of shares withheld for taxes	26,309		—		(9)		—		—	(9)
Balance at March 31, 2019	19,043,398	—	$552,506	—	$79,931	—	$(854,148)	—	$102,762	$(118,949)

	Three Months Ended March 31, 2018
									Accumulated
	Common				Additional				Other	Total
	Shares				Paid-In		Accumulated		Comprehensive	Shareholders’
	Shares		Amount		Capital		Deficit		Income	Equity/(Deficit)
Balance at December 31, 2017	18,701,935		$551,925		$73,185		$(713,974)		$103,802	$14,938
Net loss	—		—		—		(32,828)		—	(32,828)
Foreign currency translation adjustment	—		—		—		—		655	655
Stock-based compensation expense	—		—		906		—		—	906
Vesting of restricted stock, net of shares withheld for taxes	1,276		—		(3)		—		—	(3)
Fair value allocated to warrants	—		—		3,277		—		—	3,277
Balance at March 31, 2018	18,703,211		$551,925		$77,365		$(746,802)		$104,457	$(13,055)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Novelion Therapeutics Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash used in operating activities
Net loss	$(31,847)	$(32,828)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	361	475
Non-cash lease expense	610	—
Amortization of intangible assets	6,256	6,274
Stock-based compensation	645	906
Non-cash interest expense	12,205	9,193
Unrealized foreign exchange loss	530	438
Amortization of debt issuance costs and debt discount	1,752	18
Deferred income taxes	—	6
Other non-cash operating activities	(8)	5
Changes in assets and liabilities:
Accounts receivable	1,924	6,126
Inventories	(1,679)	(2,255)
Prepaid expenses and other assets	1,514	(2,908)
Accounts payable	(901)	454
Accrued liabilities and other liabilities	(7,379)	(8,635)
Deferred revenue	24,167	—
Net cash provided by (used in) operating activities	8,150	(22,731)
Cash used in investing activities
Purchases of property and equipment	—	(208)
Net cash used in investing activities	—	(208)
Cash provided by financing activities
Net proceeds from Shareholder Term Loan, net of debt discount	—	19,977
Issuance of common shares	(9)	(3)
Payment of Shareholder Term Loan issuance costs	—	(698)
Repayment of Bridge Loans	(2,996)	—
Net cash (used in) provided by financing activities	(3,005)	19,276
Exchange rate effect on cash	1,620	216
Net increase (decrease) in cash and cash equivalents	6,765	(3,447)
Cash and cash equivalents, beginning of period	45,154	55,430
Cash and cash equivalents, end of period	$51,919	$51,983
Supplemental disclosures of cash flow information
Cash paid for interest	$3,264	$3,262
Cash paid for taxes, net	$350	$57
Non-cash investing activities and financing activities:
Purchases of property and equipment included in accounts payable	$—	$113
Right-of-use assets obtained in exchange for operating lease obligation	$1,943	$—
Lease liabilities arising in exchange for right of use assets	$1,945	$—

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Novelion Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of Business and Basis of Presentation

Organization

Novelion Therapeutics Inc. (“Novelion” or the “Company”) is a rare disease biopharmaceutical company dedicated to developing new standards of care for individuals living with rare diseases. Novelion has international operations and two commercial products, metreleptin and lomitapide, which are commercialized and developed through its indirect, wholly-owned subsidiary, Aegerion Pharmaceuticals, Inc. (“Aegerion”). Metreleptin, a recombinant analog of human leptin, is currently marketed in the U.S. under the brand name MYALEPT (metreleptin for injection). MYALEPT is approved in the U.S. as an adjunct to diet as replacement therapy to treat the complications of leptin deficiency in patients with congenital or acquired generalized lipodystrophy (“GL”). In July 2018, metreleptin, under the brand name MYALEPTA, was approved in the EU as a treatment for the complications of leptin deficiency in patients with congenital or acquired GL in adults and children two years of age and above and familial or acquired Partial Lipodystrophy (“PL”) in adults and children 12 years of age and above. Lomitapide, which is marketed in the U.S. under the brand name JUXTAPID (lomitapide) capsules (“JUXTAPID”), is approved in the U.S. as an adjunct to a low-fat diet and other lipid-lowering treatments, including low-density lipoprotein (“LDL”) apheresis where available, to reduce low-density lipoprotein cholesterol (“LDL-C”), total cholesterol (“TC”), apolipoprotein B (“apo B”) and non-high-density lipoprotein cholesterol (“non-HDL-C”) in adult patients with homozygous familial hypercholesterolemia (“HoFH”). Lomitapide is approved in the European Union (“EU”), under the brand name LOJUXTA (lomitapide) hard capsules (“LOJUXTA”) for the treatment of adult patients with HoFH, where it is commercialized by Aegerion’s licensee, Amryt Pharma plc (“Amryt”). In December 2016, Aegerion launched JUXTAPID as a treatment for HoFH in Japan and on February 5, 2019, Aegerion entered into a license agreement with Recordati Rare Diseases Inc. (“Recordati”) for the commercialization of JUXTAPID in Japan. Additionally, both metreleptin and lomitapide are sold, on a named patient basis, in certain countries outside of the U.S., such as Brazil, where such sales are permitted based on the approval of metreleptin and lomitapide in the U.S. or EU.

Basis of Presentation and Principles of Consolidation

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments (including normal recurring accruals) considered necessary for fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. Operating results for the current interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. This Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes in the Company’s Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”).

The accompanying Unaudited Condensed Consolidated Financial Statements include operations of Novelion and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Going Concern

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As presented in the Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2019, the Company incurred a net loss of $31.8 million. Aegerion has a significant level of indebtedness, consisting as of March 31, 2019 of (1) $302.5 million principal amount of 2% convertible notes due August 15, 2019 (the “Convertible Notes”), as described in Note 9, Convertible Notes, net, (2) $74.4 million in outstanding principal (including paid in kind fees and interest) under Aegerion’s secured term loans (the “Bridge Loans”), as described in Note 8, Loan Facilities, which will mature on June 30, 2019, and (3) approximately $35.7 million principal amount of existing secured term loan owed by Aegerion to Novelion (the “Intercompany Loan”), which is also described in more detail in Note 8. The secured term loan owed to Novelion by Aegerion has been eliminated in consolidation. These loan arrangements involve certain restrictions, including with respect to cash usage, which are described in Note 8.

The Company’s anticipated operating cash usage and maturities of outstanding debt, and restrictions on intercompany cash payments, as described in Note 8, Loan Facilities, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the Unaudited Condensed Consolidated Financial Statements are issued.

In an effort to mitigate some of the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, the Company committed to a cost-reduction plan, including the reduction in workforce announced and implemented in August 2018. In November 2018, the Company announced that Aegerion had engaged advisors (who advised on the Bridge Credit Agreement, as defined later) to, among other things, undertake a comprehensive review of Aegerion’s capital structure, and that Novelion and Aegerion have engaged advisors, respectively, to independently explore and advise each respective company on all available financial and strategic options available to it, such as a restructuring of Aegerion’s Convertible Notes (including a restructuring that would likely involve a debt for equity exchange, which may be highly dilutive to existing Novelion shareholders), a sale or merger of Novelion or Aegerion, or the sale or other disposition of certain businesses or assets (any of which, along with the failure to execute one or more transactions, is likely to cause Aegerion, and may cause Novelion, to seek the protections of applicable bankruptcy laws allowing for corporations to seek to restructure their debts and other affairs under a reorganization) (which collective review we refer to as our review of “strategic alternatives”).

Although the Company believes its cost-reduction plan, together with the funds from the Bridge Loans and the proceeds from the License Agreement with Recordati (defined later), will provide the Company and Aegerion with sufficient financing to meet its immediate operational needs and obligations into June 2019, there is no guarantee that Aegerion will be able to successfully refinance or restructure its Convertible Notes, the Bridge Loans, or the Intercompany Loan, or that either Novelion or Aegerion will be able to otherwise raise capital or receive funding to continue to operate as a standalone business beyond June 30, 2019, the maturity date of the Bridge Loans. The Company cannot provide any assurance that the ongoing financial and strategic alternatives review will result in any particular alternative or transaction or funding. Further, effecting such a refinancing, or other wholesale recapitalization or other strategic alternative, if available, will be critical for the Company to continue to execute on its commercial strategy and pursue its goals and objectives, but will require considerable resources to consummate, which the Company may not have available. The forward-looking statements in this Form 10-Q assume that the Company is able to receive additional funding as a result of the financial and strategic review process, which is highly speculative. As such, the Company cannot conclude that such plans will be effectively implemented, or that such financing or strategic alternatives will be available.

Should the Company be unable to execute its plans on an effective and timely basis, the Company’s business, results of operations, liquidity and financial condition would be materially and negatively affected, and the Company would be unable to continue as a going concern. Further, given the quantum and near-term maturity of Aegerion’s outstanding debt obligations, the implementation of one or more transactions to effect a comprehensive refinancing, wholesale recapitalization or other strategic alternatives, if available, or the failure to complete any such transaction or transactions on a timely basis or at all, will likely require Aegerion, and could require Novelion, to seek the protections of applicable bankruptcy laws allowing for corporations to seek to restructure their debts and other affairs under a reorganization. The Unaudited Condensed Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

In addition, the NASDAQ Global Select Market (“NASDAQ”), on which the Company’s common shares are listed and traded, has listing requirements that include a $1.00 minimum closing bid price requirement and a minimum public float requirement of $15.0 million. NASDAQ will issue a deficiency notice if an issuer is in violation of a listing standard for a period of 30 consecutive days. The Company’s common shares have from time to time traded below $1.00 and its public float has from time to time fallen below $15.0 million during the three months ended March 31, 2019. If its stock trades below $1.00, or its public float stays below the minimum public float, for 30 consecutive days, or if the Company fails to satisfy other listing requirements, NASDAQ may elect, subject to any potential cure periods, to initiate a process that could delist the Company’s common shares from trading on NASDAQ.

Use of Estimates

The preparation of Unaudited Condensed Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Unaudited Condensed Consolidated Financial Statements, and the reported amounts of revenues and expenses during the reporting periods presented. The Company’s estimates often are based on complex judgments, probabilities and assumptions that we believe to be reasonable but that are inherently uncertain and unpredictable. For any given individual estimate or assumption made by us, there may also be other estimates or assumptions that are reasonable. Actual results may differ from estimates made by management. Changes in estimates are reflected in reported results in the period in which they become known.

Recently Adopted Accounting Standards

In 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”), which amends a number of aspects of lease accounting and requires entities to recognize right-of-use assets and liabilities on the balance sheet for leases with lease terms of more than 12 months. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which offers a transition option to entities adopting Accounting Standards Codification (“ASC”) 842. Under ASU 2018-11, entities can elect to apply ASC 842 using a modified retrospective adoption approach resulting in a cumulative effect adjustment to retained earnings/(accumulated deficit) at the beginning of the year in which the new lease standard is adopted, rather than adjustments to the earliest comparative period presented in their financial statements.

The Company adopted ASU 2016-02 effective January 1, 2019, using the modified retrospective method permitted. As such, the adoption of ASU 2016-02 will not change the classification of any of the existing leases as of the transition date, and the prior period results are not adjusted or restated and continue to be reported in accordance with ASC Topic 840: Leases (“Topic 840”). In addition, the Company elected the package of practical expedients permitted under the transition guidance, which, among other things, allowed the Company to combine lease and non-lease components for all of the leases. The Company also elected not to record leases with an initial term of 12 months or less on the Unaudited Condensed Consolidated Balance Sheet and has recognized the associated lease payments in the Unaudited Condensed Consolidated Statement of Operation on a straight-line basis over the lease term.

Upon the adoption of this standard, the Company recorded operating lease right-of-use assets and corresponding operating lease liabilities, each of approximately $1.8 million as of January 1, 2019, which are included in the Unaudited Condensed Consolidated Balance Sheet. The adoption of this standard did not materially impact the Company’s Unaudited Condensed Consolidated Statement of Operation and Unaudited Condensed Consolidated Statement of Cash Flows as of the adoption date and for the periods presented. Refer to Note 7, Leases, for further discussion.

2. Revenue Recognition

The Company applies the revenue recognition guidance in accordance with FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”). The Company’s net revenues are primarily derived from product sales; the Company’s remaining revenues are derived from the royalties on product sales made by its sublicensees in the EU, Japan and other territories. The following summarizes the revenue recognition for the respective revenue streams.

Product Sales Revenues

The Company recognizes revenue from sales of metreleptin and lomitapide at the point in time when control transfers, typically upon transfer of product to the carrier or delivery of product to customers. Revenue is recognized net of estimated discounts, rebates, and any taxes collected from customers which are subsequently remitted to governmental authorities. Payment terms vary by contract, but payment is typically due within 30 to 120 days of delivery to the customer. Generally, the period between when the Company transfers or delivers the products and when payments are received is in one year or less; as such, the Company deems it unnecessary to assess whether a significant financing component exists and does not adjust the transaction price for the time value of money.

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

The following table summarizes combined activity for the government rebates incurred in connection with the product sales of MYALEPT and JUXTAPID for the period indicated:

Amount
(in thousands)
Balance as of December 31, 2018	$19,637
Provision	7,494
Payments	(11,637)
Balance as of March 31, 2019	$15,494

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

On February 5, 2019, Aegerion entered into a license agreement with Recordati for the commercialization of JUXTAPID® in Japan. Refer to Note 3, License Agreement, for further discussion and the revenue recognition related to this transaction.

3. License Agreement

On February 5, 2019 (the “Effective Date”), Aegerion entered into a license agreement (the “License Agreement”) with Recordati for the commercialization of JUXTAPID in Japan. Under the terms of the License Agreement, and subject to the conditions set forth therein, Aegerion granted to Recordati an exclusive license in Japan, for the current marketed indication for HoFH. During the term of the License Agreement, Recordati also has an exclusive right of first negotiation to any new indications for JUXTAPID in Japan that may be developed by Aegerion and the right to grant sub-licenses and to manufacture and commercialize JUXTAPID, under specific circumstances.

Pursuant to the terms of the License Agreement, and subject to the conditions set forth therein, Recordati is required to make the following payments to Aegerion: (i) $25.0 million as a one-time upfront payment on the Effective Date (which was paid to Aegerion in the first quarter of 2019), (ii) $5.0 million as a one-time payment within 45 days following the date on which the Japan marketing authorization for JUXTAPID is successfully transferred to Recordati (the “Completion Date”), (iii) quarterly royalty payments, during the term of the License Agreement, equal to 22.5% of all net sales of JUXTAPID in Japan, and (iv) 20% of all other sublicense revenues received by Recordati or any of its affiliates.

In addition, pursuant to the terms of the License Agreement, Aegerion may receive from Recordati commercial milestone payments (up to a total of $80.0 million) for net sales in Japan, conditioned and based upon the achievement of certain net sales levels in Japan, the first $12.5 million installment of which becomes payable at the end of the first quarter in which cumulative net sales in Japan reach $70.0 million, and which are payable in incremental installments thereafter at the end of each quarter in which cumulative net sales in Japan increase by $70.0 million (in incremental payments of $12.5 million until cumulative net sales reach $280.0 million and then in incremental installments of $5.0 million for each incremental $70.0 million of revenues until cumulative net sales reach $700.0 million).

Further, pursuant to Aegerion’s current license agreement with UPenn, UPenn is entitled to receive 15% of the $25 million upfront payment, 15% of the marketing authorization transfer milestone and any subsequent sales milestone payments received from Recordati and 25% of royalty payments received by Aegerion from Recordati under the License Agreement.

A portion of the upfront payment and the entire marketing authorization transfer fee was and/or will be used to repay the outstanding debt Aegerion has. Refer to Note 8, Loan Facilities, for further information.

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

Aegerion and Recordati have made customary representations and warranties and have agreed to certain other customary covenants, including confidentiality, limitation of liability and indemnity provisions. The initial term of the License Agreement continues until the latest of: (i) expiration of the last valid claim of the licensed patents covering JUXTAPID in Japan, (ii) expiration of data or regulatory exclusivity in relation to JUXTAPID in Japan, or (c) ten years from the Completion Date. Thereafter the term of the License Agreement will automatically renew for a single five-year term, and then thereafter for successive five-year terms unless either party provides written notice at least 18 months prior to the end of the then current renewal term. Either party may terminate the License Agreement for cause if the other party materially breaches or defaults in the performance of its obligations, and, if curable, such material breach remains uncured for 90 days (15 days for non-payment).

The Company assessed the License Agreement in accordance with ASC Topic 606 and concluded that this agreement is within the scope of ASC Topic 606. At the date of agreement inception, three performance obligations, consisting of (1) the license (inclusive of the Japan marketing authorization for JUXTAPID and other related intellectual property), (2) the anticipated JUXTAPID supply on hand at the Completion Date, and (3) the supply of JUXTAPID to Recordati, were identified. Revenue for each of the performance obligations will be recognized at a point in time, as further discussed below:

•
License: The consideration for the license performance obligation consists of the $30.0 million in one-time, fixed payments as well as a reduction related to the 60% of net sales benefit to Recordati during the transition period, from the Effective Date through the Completion Date (“the Transition Period”). Revenue allocated to the license will be recognized at the later of the delivery of the license or the Japan marketing authorization for JUXTAPID, and the 60% of net sales benefit to Recordati are accounted for as a reduction of revenue as Recordati does not transfer a distinct good or service to Aegerion during the Transition Period. As of March 31, 2019, the $25.0 million received from Recordati was recognized as deferred revenue as the Japan marketing authorization for JUXTAPID has not yet been delivered. The deferred revenue has been reduced by $0.8 million, which represents the 60% of net sales benefit owed to Recordati for the period ended March 31, 2019.

•
JUXTAPID supply on hand at the Completion Date: The consideration for JUXTAPID supply on hand at the Completion Date, pursuant to the transitional services agreement, will be variable consideration dependent on the inventory on hand at the Completion Date multiplied by the cost plus markup. Revenue allocated to the JUXTAPID supply on hand at the Completion Date will be recognized when such supply is made available to Recordati at the manufacturing facility engaged by Aegerion.

•
Supply of JUXTAPID to Recordati: The consideration for the supply of JUXTAPID to Recordati will be variable consideration dependent on the inventory ordered pursuant to the supply agreement multiplied by the cost plus markup. Revenue allocated to the JUXTAPID supply will be recognized when such supply is made available to Recordati at the manufacturing facility engaged by Aegerion.

4. Inventories
The components of inventories are as follows:

	March 31, 2019	December 31, 2018
	(in thousands)
Work-in-process	$28,527	$26,676
Finished goods	22,962	22,271
Total	51,489	48,947
Less: Inventories - current	(13,407)	(12,745)
Inventories - non-current	$38,082	$36,202

Non-current inventories primarily consist of the active pharmaceutical ingredients on hand and work-in-process. Additionally, a portion of finished goods is classified as non-current as of March 31, 2019 and December 31, 2018 based on forecasted consumption exceeding one year. There was no charge for excess or obsolete inventory during the three months ended March 31, 2019 and an immaterial charge for excess or obsolete inventory in the Unaudited Condensed Consolidated Statement of Operations during the three months ended March 31, 2018.

5. Intangible Assets

The intangible assets are amortized over their estimated useful lives, which are the remaining patent lives of approximately 7 - 9 years, and reviewed for impairment when events and changes in circumstances indicate that the carrying amount may not be recoverable. During the three months ended March 31, 2019 and 2018, there were no impairment charges recorded. Additionally, the Company reviewed the useful lives of the intangibles as of March 31, 2019 and believes the useful lives are still reasonable.

Intangible asset balances as of March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019
	Gross Carrying Value	Accumulated Amortization	Effect of Currency Translation	Net Carrying Value
	(in thousands)
Developed technology - metreleptin	$210,158	$(49,357)	$(17)	$160,784
Developed technology - lomitapide	42,300	(9,181)	—	33,119
Total intangible assets	$252,458	$(58,538)	$(17)	$193,903

	December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Developed technology - metreleptin	$210,158	$(44,084)	$166,074
Developed technology - lomitapide	42,300	(8,198)	34,102
Total intangible assets	$252,458	$(52,282)	$200,176

Amortization expense was $6.3 million for each of the three months ended March 31, 2019 and 2018.

As of March 31, 2019, the estimated amortization expense related to intangibles for future periods is as follows:

Amount
Years Ending December 31,	(in thousands)
2019 (remaining 9 months)	$18,823
2020	25,095
2021	25,095
2022	25,095
2023	25,095
Thereafter	74,700
Total intangible assets subject to amortization	$193,903

6. Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Accrued employee compensation and related costs	$2,585	$2,166
Accrued professional fees	3,217	2,071
Accrued sales allowances	15,494	19,637
Accrued royalties	4,683	5,112
Other accrued liabilities	14,476	15,209
Total	$40,455	$44,195

7. Leases

The Company leases office space in the U.S. and foreign countries for its headquarters and operational offices. The Company’s U.S. operational office, which was located in Cambridge, Massachusetts, expired April 30, 2019. In April 2019, the Company entered two 12-month term leases for its U.S. operational offices, one located in Cambridge, Massachusetts, and one located in Boston, Massachusetts. The aggregate lease payment amounts for these two leases over the lease term are approximately $0.4 million. The international lease agreements expire at various dates through the year 2025. In addition, the Company leases certain office facilities, office equipment as well as vehicles on behalf of certain employees in the European regions.

As of March 31, 2019, the right-of-use assets associated with the Company’s operating leases were $1.3 million, which were recorded in other non-current assets as reflected on the Company’s Unaudited Condensed Consolidated Balance Sheet. The corresponding lease liabilities for the operating leases were $1.3 million as of March 31, 2019, of which $0.6 million represents as short-term lease liability and $0.7 million represents as long-term lease liability, and they were recorded in accrued liabilities and other non-current liabilities, respectively, as reflected on the Company’s Unaudited Condensed Consolidated Balance Sheet as of March 31, 2019. The right-of-use assets represent the Company’s right to use an underlying asset during the lease term and the related lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Both the right-of-use assets and the corresponding liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, when determining the lease liabilities, the Company estimated the incremental borrowing rate based on the interest rate from the Bridge Loans entered in November 2018. The discount rate is calculated as the midpoint between the incremental borrowing rate and the implied yields available from U.S. Treasury securities equal to the original lease term.

The Company’s lease agreements generally do not contain purchase options. Certain leases have renewal options that can be exercised at the discretion of the Company, and the Company only includes renewal option in the lease term when it is reasonably certain to exercise such option.

As of March 31, 2019, the weighted average remaining lease term on the Company’s existing leases was 2.8 years, and the weighted average discount rate used to calculate the lease liabilities was 6.0%. The non-cash lease expense for the Company’s leases totaled $0.6 million for the three months ended March 31, 2019.

The following table summarizes the components of the lease expenses for the three months ended March 31, 2019. The variable lease expenses generally include common area maintenance, rent adjustment based on index and real estate taxes. All the lease expenses are recorded as operating expenses in the Unaudited Condensed Consolidated Statement of Operations as of March 31, 2019. Cash paid for amounts included in the measurement of the operating lease liabilities for the three months ended March 31, 2019 was $0.6 million.

Three Months Ended March 31, 2019
(in thousands)
Operating lease expense	$661
Variable lease expense	83
Total lease expense	$744

As of March 31, 2019, the estimated minimum lease payments for the next five years and thereafter is as follows:

Amount
Year Ending December 31,	(in thousands)
2019 (remaining 9 months)	545
2020	450
2021	209
2022	136
2023	96
Thereafter	40
Total lease payments	1,476
Less: Present value adjustment using incremental borrowing rate	141
Present value of operating lease liabilities	1,335

As of December 31, 2018, prior to the adoption of ASU 2016-02, the estimated minimum lease payments for the next five years and thereafter is as follows:

Amount
Years Ending December 31,:	(in thousands)
2019	$1,246
2020	432
2021	190
2022	134
2023	97
Thereafter	41
Total	$2,140

8. Loan Facilities

Short-term debt consists of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	New Money Loans	Roll Up Loans	Total
	(in thousands)
Short-term principal and commitment fee	$51,000	$22,500	$73,500
Exit fee payable	1,500	—	1,500
Accrued unpaid interest	2,207	179	2,386
Unamortized debt issuance costs	(220)	—	(220)
Debt discount	(242)	—	(242)
Repayment of short-term principal, including exit fee	(2,996)	—	(2,996)
Total short-term debt	$51,249	$22,679	$73,928

	December 31, 2018
	New Money Loans	Roll Up Loans	Total
	(in thousands)
Short-term principal and commitment fee	$51,000	$22,500	$73,500
Exit fee payable	1,500	—	1,500
Accrued unpaid interest	826	66	892
Unamortized debt issuance costs	(1,054)	—	(1,054)
Debt discount	(1,161)	—	(1,161)
Total short-term debt	$51,111	$22,566	$73,677

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

The Bridge Loans mature on the earliest to occur of (i) certain restructuring or bankruptcy events, (ii) June 30, 2019, and (iii) the acceleration after occurrence of an event of default. In January 2019, the maturity date of the Bridge Loans was extended to June 30, 2019, upon the exercise of Aegerion’s option and the satisfaction by Aegerion of the conditions stated in the Bridge Credit Agreement. In connection with the extension of the maturity date, Aegerion repaid $3.0 million of New Money Loans principal, including exit fee, and paid an extension fee in the amount of $1.5 million to the Bridge Lenders.

The New Money Loans accrue interest at the rate of 11.00% per annum and the Roll Up Loans accrue interest at the rate of 2.00% per annum. Following an event of default and so long as an event of default is continuing, the interest rate on each of the New Money Loans and the Roll Up Loans would increase by 2.00% per annum. Interest on the New Money Loans and the Roll Up Loans accrue and compound quarterly in arrears and will not be payable in cash until the maturity date or any earlier time that the Bridge Loans become due and payable under the Bridge Credit Agreement. Aegerion incurred a commitment fee equal to 2.00% of the New Money Loans, which will be paid in kind and is included in the outstanding principal amount of the New Money Loans. The New Money Loans may be prepaid, in whole or in part, by Aegerion at any time subject to payment of an exit fee (including at maturity) equal to 3.00% of the commitments with respect to New Money Loans.

As of March 31, 2019, the aggregate principal amount outstanding of the New Money Loans was $51.7 million, including $1.0 million of commitment fee, $1.4 million of exit fee and $2.2 million of the accrued unpaid interest. The aggregate principal amount outstanding of the Roll Up Loans was $22.7 million, with $0.2 million of accrued unpaid interest. In connection with the issuance of the Bridge Loans, the Company incurred approximately $3.2 million of debt issuance costs, which primarily consisted of underwriting, legal and other professional fees. Of the total $3.2 million of debt issuance costs, $1.0 million is the pro-rata portion associated with the Roll Up Loans, and it was expensed upon the consummation of the transaction. The remaining $2.2 million is associated with the New Money Loans and is being amortized over the expected life of the New Money Loans using the effective interest method.

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

Pursuant to the terms of the Bridge Credit Agreement and after taking into account amounts payable to UPenn, as discussed in Note 3, License Agreement, Aegerion retained $15.0 million of the remaining upfront payment, of which $12.0 million is to be used in accordance with a proceeds reinvestment budget (which primarily relates to the development activities related to MYALEPT as a potential treatment for PL in the U.S.), and the balance is to be used in accordance with a general budget of Aegerion, in each case, subject to certain restrictions. Forty-two percent of the remaining net cash proceeds (less amounts owed to UPenn and amounts paid as transaction costs) was paid to Novelion to repay a portion of the outstanding Intercompany Loan comprising the portion of the loan that the Bridge Lenders agreed would not be contested and 58% was paid to the Bridge Lenders to repay a portion of the outstanding Bridge Loans. In addition, the $5.0 million marketing authorization transfer fee and royalty payments, less amounts owed to UPenn, will be paid to Novelion to repay a portion of the outstanding Intercompany Loan comprising the portion of the loan that the Bridge Lenders agreed would not be contested and the Bridge Lenders to repay a portion of the outstanding Bridge Loans, on a 42% and 58% basis, respectively.

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

In addition to the repurchase and cancellation of certain Convertible Notes with the proceeds of the Roll Up Loans, Aegerion used proceeds of the New Money Loans to repay, at par, (a) the amounts outstanding under the Shareholder Term Loan Agreement described below, in an aggregate principal amount of approximately $21.2 million, and (b) principal prepayments of the Intercompany Loan in an amount of $3.5 million, in 2018. The Intercompany Loan has been eliminated in the Unaudited Condensed Consolidated Financial Statements.

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

The Company determined that the acceleration of the maturity date upon the occurrence of a Convertible Notes restructuring was an embedded derivative, which required bifurcation and was separately ascribed with a fair value. The fair value of the embedded derivative liability on the Shareholder Term Loans issuance date was calculated by determining the fair value of the Shareholder Term Loans with and without the acceleration of the maturity date upon an occurrence of a Convertible Notes restructuring, using the same methodology and inputs in determining the fair value of the Shareholder Term Loans. The difference between the two fair values was determined to be the fair value of the embedded derivative liability. Accordingly, the Company initially recorded a derivative liability of $0.9 million as a reduction to debt payable, and the derivative liability was revalued on each reporting date, prior to the repayment of the Shareholder Term Loans in November 2018.

In connection with the entry into the Bridge Loans in November 2018, as discussed above, the Shareholder Term Loans were paid in full in 2018. At the time of repayment, the outstanding principal of the Shareholder Term Loans totaled approximately $21.2 million, including paid in kind interest that had been added to the principal of the Shareholder Term Loans. There were no other penalties associated with the repayments.

Intercompany Loan

In connection with the entry into the Shareholder Term Loan Agreement, on March 15, 2018 Aegerion and Novelion entered into an amended and restated senior secured term loan agreement, which has a maturity date of July 1, 2019 (the “Amended and Restated Intercompany Loan Agreement”), which amends and restates the secured loan facility between Aegerion and Novelion that was first entered into in connection with the Intercompany Loan prior to the acquisition of Aegerion. As of March 31, 2019, the principal amount owing from Aegerion to Novelion under the Intercompany Loan was approximately $35.7 million. The Intercompany Loan has been eliminated in the Unaudited Condensed Consolidated Financial Statements.

The Intercompany Loan is not subordinated to the Roll Up Loans and the Bridge Lenders have agreed not to challenge $19.4 million of the Intercompany Loan amount outstanding as of March 31, 2019. Under the terms of the Bridge Intercreditor Agreement, the liens securing the Roll Up Loans rank junior to the liens securing the Intercompany Loan.

9. Convertible Notes, net

The Convertible Notes are senior unsecured obligations of Aegerion. The Convertible Notes bear interest at a rate of 2.0% per year, payable semi-annually in arrears on February 15 and August 15, and had an effective interest rate of 16.42%, established as of the consummation of the Company’s acquisition of Aegerion until the effective interest rate became 17.56% as a result of the retirement of a portion of the Convertible Notes in November 2018, as discussed in Note 8, Loan Facilities. The Convertible Notes will mature on August 15, 2019, unless earlier repurchased, converted or renegotiated. As of March 31, 2019, at least one shareholder of the Company holds Convertible Notes.

The outstanding Convertible Notes balances as of March 31, 2019 and December 31, 2018 consist of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Principal	$302,498	$302,498
Less: debt discount	(16,973)	(27,683)
Net carrying amount	$285,525	$274,815

The following table sets forth total interest expense recognized related to the Convertible Notes during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Contractual interest expense	$1,512	$1,625
Amortization of debt discount	10,710	9,113
Total	$12,222	$10,738

Future minimum payments under the Convertible Notes are as follows:

Amount
(in thousands)
Principal	$302,498
Interest	3,025
Total Due on August 15, 2019	$305,523

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

Level 2 — Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly.

Level 3 — Inputs that are unobservable for the asset or liability.

The fair value measurements of the Company’s financial instruments as of March 31, 2019 are summarized in the table below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2019
	(in thousands)
Assets:
Money market funds	$4,997	$—	$—	$4,997

The fair value measurements of the Company’s financial instruments as of December 31, 2018 are summarized in the table below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2018
	(in thousands)
Assets:
Money market funds	$6,998	$—	$—	$6,998

The fair value of the Convertible Notes, which differs from their carrying values, is influenced by interest rates, the Company’s share price and share price volatility and is determined by prices for the Convertible Notes observed in market trading which are Level 2 inputs. The estimated fair value of the Convertible Notes at March 31, 2019 and December 31, 2018 was $206.3 million and $250.7 million, respectively. See Note 9, Convertible Notes, net, for further information.

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, the Bridge Loans and the Intercompany Loan, as mentioned in Note 8, Loan Facilities. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, the Bridge Loans and the Intercompany Loan approximate fair value due to their immediate or short-term maturities.

These financial instruments are also exposed to credit risks. To limit the Company’s credit exposure, cash and cash equivalents are deposited with high-quality financial institutions in accordance with its treasury policy goal to preserve capital and maintain liquidity. The Company’s treasury policy limits investments to certain money market securities issued by governments, financial institutions and corporations with investment-grade credit ratings, and places restrictions on maturities and concentration by issuer. The Company maintains its cash, cash equivalents and restricted cash in bank accounts, which, at times, exceeds federally insured limits. The Company has not experienced any credit losses in these accounts and does not believe it is exposed to any significant credit risk on these funds.

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

The following table sets forth potential common shares issuable upon the exercise of outstanding options, warrants, the vesting of restricted stock units and the conversion of the Convertible Notes (prior to consideration of the treasury stock and if-converted methods), which were excluded from the computation of diluted net loss per common share because such instruments were anti-dilutive:

	As of March 31,
	2019	2018
	(in thousands)
Stock options	2,060	2,066
Unvested restricted stock units	93	610
Warrants	1,819	1,819
Convertible notes	1,507	1,619
Total	5,479	6,114

The outstanding warrants as of March 31, 2019 and 2018 were issued in connection with the Shareholder Term Loan Agreement entered on March 15, 2018, as described in Note 8, Loan Facilities.

12. Income Taxes

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

The Company recorded a benefit from income taxes of $0.2 million for the three months ended March 31, 2019 and a provision for income taxes of $0.2 million for the three months ended March 31, 2018. The benefit from income taxes for the three months ended March 31, 2019 consists of current tax expense, which relates primarily to the Company’s profitable operations in its foreign tax jurisdictions, and deferred tax benefit, which relates to the cumulative effect of foreign currency translation. The provision for income taxes for the three months ended March 31, 2018 consists of current tax expense, which relates primarily to the Company’s profitable operations in its foreign tax jurisdictions, and deferred tax expense.

The realization of deferred income tax assets is dependent on the generation of sufficient taxable income during future periods in which temporary differences are expected to reverse. Where the realization of such assets does not meet the more likely than not criterion, the Company applies a valuation allowance against the deferred income tax asset under consideration. The valuation allowance is reviewed periodically and if the assessment of the more-likely-than-not criterion changes, the valuation allowance is adjusted accordingly. As of March 31, 2019, the Company has a full valuation allowance applied against its Canadian, U.S., and foreign deferred tax assets.

13. Segment information

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

Net Revenues

The following table summarizes total net revenues from external customers by product and by geographic region, based on the location of the customer, for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31, 2019
	U.S.	Japan	Germany	Brazil	Other Foreign Countries	Total
	(in thousands)
Metreleptin	$11,434	$39	$3,232	$—	$3,274	$17,979
Lomitapide	9,092	2,122	51	—	2,956	14,221
Total	$20,526	$2,161	$3,283	$—	$6,230	$32,200

	Three Months Ended March 31, 2018
	U.S.	Japan	Germany	Brazil	Other Foreign Countries	Total
	(in thousands)
Metreleptin	$9,768	$—	$454	$1,170	$2,702	$14,094
Lomitapide	8,624	1,852	32	—	2,882	13,390
Total	$18,392	$1,852	$486	$1,170	$5,584	$27,484

Net revenues generated from customers outside of the U.S., Japan, Germany and Brazil, as listed in the column “Other Foreign Countries,” were primarily derived from Colombia and France during the three months ended March 31, 2019 and from Colombia and Turkey during the three months ended March 31, 2018.

Significant Customers

For the three months ended March 31, 2019, one customer accounted for 64% of the Company’s net revenues and accounted for 44% of the Company’s March 31, 2019 accounts receivable balance. For the three months ended March 31, 2018, one customer accounted for 67% of the Company’s net revenues and 57% of the Company’s March 31, 2018 accounts receivable balance.

Long-lived Assets

The Company’s long-lived assets are primarily comprised of intangible assets and property and equipment. As of March 31, 2019 and December 31, 2018, 100% of the Company’s intangible assets were held by the Company’s indirect wholly owned subsidiary, Aegerion. Of that, 64% and 65% of the intangible assets were attributable to Aegerion’s U.S. business, with the remaining intangible assets attributable to Aegerion’s European holding company, as of March 31, 2019 and December 31, 2018, respectively.

As of March 31, 2019 and December 31, 2018, 60% and 66%, respectively, of the Company’s property and equipment resided in the Company’s U.S. subsidiaries, with the remaining assets residing in the Company’s Canadian and other foreign subsidiaries.

14. Commitments and Contingencies

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

The SEC Judgment, which was approved by a U.S. District Court judge on September 25, 2017, provides that Aegerion must pay a civil penalty in the amount of $4.1 million, to be paid in installments over three years, plus interest on any unpaid balance at a rate of 1.75% per annum. As of March 31, 2019, $0.9 million remains due as a current liability, and $0.5 million remains due as a non-current liability. Aegerion’s payment of this civil penalty is subject to acceleration in the event of certain change of control transactions or certain transfers of Aegerion’s rights in MYALEPT or JUXTAPID. Aegerion’s payment schedule is also subject to acceleration in the event that Aegerion fails to satisfy its payment obligations under the SEC Judgment.

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

The Court did not impose a criminal fine and instead ordered Aegerion to pay restitution, in the amount of $7.2 million payable over three years, plus interest on any unpaid balance at a rate of 1.75% per annum, into a fund managed by an independent claims administrator. As of March 31, 2019, $1.9 million remains due as a current liability, and $1.8 million remains due as a non-current liability. As contemplated by the Plea Agreement, Aegerion was further sentenced to a three-year term of probation. Among the terms of probation, Aegerion must (i) comply with federal, state and local laws, (ii) notify its probation officer of any prosecution, major civil litigation or administrative proceeding, (iii) seek permission of its probation officer prior to selling, assigning or transferring assets, (iv) notify its probation officer of any material change in its economic circumstances, (v) forbear from disparaging the factual basis of Aegerion’s plea or denying that Aegerion itself is guilty, and (vi) comply with the DPA and Corporate Integrity Agreement (“CIA”) (and submit certain reports prepared thereunder to its probation officer). Under the terms of the DPA, Aegerion admitted it engaged in conduct that constituted a conspiracy to violate the Health Insurance Portability and Accountability Act (“HIPAA”). The DPA provides that Aegerion must continue to cooperate fully with the DOJ concerning its investigation into other individuals or entities. The DPA provides that Aegerion must maintain a robust compliance and ethics program that includes significant certification, training, monitoring, and other requirements. Aegerion, as well as the Board of Directors of the Company (or a designated committee thereof), must also conduct regular reviews of its compliance and ethics program, provide certifications to the DOJ that the program is believed to be effective and notify the DOJ of any probable violations of HIPAA. In the event Aegerion breaches the DPA, there is a risk the government would seek to impose remedies provided for in the DPA, including instituting criminal prosecution against Aegerion and/or seeking to impose stipulated penalties against Aegerion. The DPA is subject to supervision by a U.S. District Court judge.

Aegerion also entered into the DOJ Civil Settlement Agreement to resolve allegations by the DOJ that false claims for JUXTAPID were submitted to governmental healthcare programs. The DOJ Civil Settlement Agreement requires Aegerion to pay a civil settlement in the amount of $28.8 million, which includes up to $2.7 million designated for certain U.S. states relating to Medicaid expenditures for JUXTAPID, to be paid in installments over three years. As of March 31, 2019, $10.4 million remains due as a current liability, and $13.8 million remains due as a non-current liability. Aegerion’s payment of this civil settlement amount is subject to acceleration in the event of certain change of control transactions or certain transfers of Aegerion’s rights in

MYALEPT or JUXTAPID. In the event that Aegerion fails to satisfy its obligations under the DOJ Civil Settlement Agreement, Aegerion could be subject to additional penalties or litigation.

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

Aegerion also agreed to the FDA Consent Decree with the DOJ and the FDA to resolve a separate civil complaint alleging that Aegerion violated the FDCA by failing to comply with the JUXTAPID REMS program and the requirement to provide adequate directions for all of the uses for which it distributed JUXTAPID. The FDA Consent Decree requires Aegerion, among other things, to comply with the JUXTAPID REMS program; retain a qualified independent auditor to conduct annual audits of its compliance with the JUXTAPID REMS program; and remediate any noncompliance identified by the auditor within specified timeframes. In the event Aegerion fails to comply with the JUXTAPID REMS program or any other provisions of the FDA Consent Decree, Aegerion could be subject to additional administrative remedies, civil or criminal penalties and/or stipulated damages. Aegerion is required to notify the FDA in advance of certain changes in control, or changes in its business that may affect its operations, assets, rights or liabilities in the United States. On March 20, 2019, the Court entered the FDA Consent Decree.

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

Investigations in Brazil

Federal prosecutors in Brazil are conducting an investigation to determine whether there have been violations of Brazilian laws related to the sales of JUXTAPID in Brazil. In July 2016, the Ethics Council of Interfarma fined Aegerion’s subsidiary in Brazil (“Aegerion Brazil”) approximately $0.5 million for violations to its Code of Conduct, to which Aegerion Brazil is bound due to its affiliation with Interfarma. Also, the Board of Directors of Interfarma imposed an additional penalty of suspension of Aegerion Brazil’s membership, without suspension of Aegerion Brazil’s membership contribution, for a period of 180 days for Aegerion Brazil to demonstrate the implementation of effective measures to cease alleged irregular conduct, or exclusion of the Company’s membership in Interfarma if such measures are not implemented. Aegerion Brazil paid the fine of approximately $0.5 million during the third quarter of 2016. In March 2017, after the suspension period ended, Interfarma’s Board of Directors decided to reintegrate Aegerion Brazil, enabling it to participate regularly in Interfarma activities, subject to meeting certain obligations. In April 2019, the Board of Directors of Interfarma agreed that Aegerion Brazil has successfully met all of the requirements imposed by the association, and the investigation was closed.

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

Qui Tam Litigation

In March 2014, an amended qui tam complaint was filed under seal in the District of Massachusetts against Aegerion, two former executive officers and a former employee. On September 22, 2017, the U.S. filed a notice of intervention as to Aegerion. On September 27, 2017, the qui tam relators filed a second amended complaint naming additional parties, including a former board member, former executives, and former employees of Aegerion, as well as other third parties. The second amended complaint noted that the relators would file a joint stipulation of dismissal with respect to Aegerion upon the completion of certain conditions set forth in the Civil Settlement Agreement. On October 27, 2017, the court granted Aegerion and relators’ joint motion to stay proceedings until sentencing in the criminal matter is complete. On February 20, 2018, Aegerion was dismissed from the qui tam lawsuit. On June 5, 2018, two of the remaining defendants were dismissed from the lawsuit and on June 19, 2018, the remaining individual defendants filed a motion to dismiss the qui tam lawsuit. On March 31, 2019, the Court granted the Motion to Dismiss with respect to one defendant, and denied the motion with respect to the other remaining defendants. On April 17, 2019, the remaining defendants filed a motion to dismiss for lack of jurisdiction. Although Aegerion is not a party to the lawsuit, it could be liable for certain defense costs and damages for defendants remaining in the lawsuit. Although the Company does not believe the outcome of the lawsuit will have a material adverse effect on the Company, the Company cannot determine if a loss is probable as a result of the lawsuit and, as a result, no amounts have been recorded for a loss contingency.

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

All references in this Form 10-Q to “we,” “us,” “our,” the “Company,” “QLT” and “Novelion” refer to Novelion and its consolidated subsidiaries, including Aegerion and its subsidiaries, unless the context suggests otherwise. Aegerion is our operating subsidiary and substantially all of the Company’s assets and the majority of its operations reside at Aegerion and Aegerion is the source of the consolidated company’s revenues. As described elsewhere in this Form 10-Q, Aegerion has a substantial amount of debt, including under a secured term loan facility entered in November 2018, which matures on June 30, 2019, its 2% convertible notes due August 15, 2019, and also as the borrower under a secured intercompany term loan with Novelion as lender, which matures on July 1, 2019. In light of these arrangements and their provisions, which prohibit Aegerion from making certain payments, including payments in cash, to Novelion (including for out-of-pocket costs incurred, and services rendered, by or on behalf of Novelion, for the benefit of Aegerion), investors are cautioned that Aegerion’s interests may not always be aligned, and which, in certain circumstances, may conflict with, those of Novelion or its shareholders. Given the quantum and near-term maturity of Aegerion’s outstanding debt obligations, a bankruptcy reorganization will likely be required for Aegerion, and could be required for Novelion, in the near term to implement transactions that are necessary to effect a comprehensive refinancing, wholesale recapitalization or other strategic alternative, if available, or in the event of the failure to complete such transactions.

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

Examples of forward-looking statements and information include our statements regarding: the commercial potential for, and market acceptance of, our products; our estimates as to the potential number of patients with the diseases for which our products are approved or for which our product candidates are being developed, and estimates of the addressable markets of such products; our expectations with respect to reimbursement and pricing approvals of our products in the U.S., EU and elsewhere; our expectations with respect to named patient sales of our products in countries where such sales are permitted; the potential for and possible timing of approval of our products in countries or regions where we have not yet obtained approval; our plans for further clinical development of our products; our expectations regarding clinical trials and future regulatory filings and interactions with regulatory agencies for our products, including potential marketing approval applications with respect to metreleptin to expand the indication for metreleptin in the U.S. and with respect to filing for approval of our products in additional jurisdictions; our plans for commercial marketing, sales, manufacturing and distribution of our products; our expectations with respect to meeting the post-marketing commitments for our products; our expectations with respect to the impact of competition on our future operations and results; our beliefs with respect to our intellectual property portfolio for our products and the extent to which it allows us to exclusively develop and commercialize our products and product candidates; our expectations regarding the availability of data and marketing exclusivity for our products in the U.S., the EU, Japan and other territories; our expectations regarding our ability to comply with Aegerion’s settlement of the Department of Justice (the “DOJ”) and Securities and Exchange Commission (the “SEC”) investigations, including the payment of the penalties, restitution, and settlement amounts and the obligations contained in the settlement agreements and resulting from criminal probation; our beliefs that the DOJ and SEC investigations and the settlement could give rise to additional third party demands, claims or litigation, further investigations, or could impact Aegerion’s commercial operations, research and development activities, contracts and business; the possible outcomes of the investigation in Brazil, and the possible impact and additional consequences of them on our business and the other factors that are significantly impacting named patient sales in Brazil; the anticipated results of our August 2018 workforce reduction and other cost control measures; our future expectation of cash use and ability and plans to restructure Aegerion’s convertible debt and secured debt or access the debt or equity markets; our expectations regarding taxes, tax positions and other related matters; our forecasts and expectations regarding sales of our products, our future expenses, our cash position both on a consolidated and non-consolidated basis, and the timing of any future need for additional capital to fund operations and product development opportunities; our ability to manufacture and supply sufficient amounts of metreleptin and lomitapide, and diluent for use reconstituting metreleptin, to meet demand for commercial and clinical supplies; and our plans to address the substantial doubt about our ability to continue as a going concern and our review of financial and strategic alternatives.

The forward-looking statements, including financial outlooks, contained in this Form 10-Q and in the documents incorporated into this Form 10-Q by reference are based on our current beliefs and assumptions with respect to future events, all of which are subject to change. Forward-looking statements are based on estimates and assumptions regarding, for example, general business, economic and market conditions and trends, our expected growth, the status of applicable laws and regulations, our financial position and execution of our business strategy, resolution of litigation and investigations, future competitive conditions and market acceptance of products, the possibility and timing of future regulatory approvals, expectations regarding our core capabilities, Aegerion’s ability to successfully refinance or restructure its secured term loan owed to Novelion (the “Intercompany Loan”), Aegerion’s approximately $302.5 million principal amount of 2.0% convertible senior notes due August 15, 2019 (the “Convertible Notes”), or $74.4 million in outstanding principal (including paid in kind fees and interest) under Aegerion’s secured term loans (the “Bridge Loans”), which mature on June 30, 2019, or the ability of either Novelion or Aegerion to otherwise raise capital to continue to operate as a standalone business, each made in light of current conditions and expected future developments, as well as other factors that we believe are appropriate in the circumstances. Effecting a refinancing, or other wholesale recapitalization or other strategic alternative (any of which, along with the failure to execute one or more transactions, is likely to cause Aegerion, and may cause Novelion, to seek the protections of applicable bankruptcy laws allowing for corporations to seek to restructure their debts and other affairs under a reorganization) is highly speculative and will be critical for us to continue as a going concern and to execute on our strategy and pursue our goals and objectives. Forward-looking statements, including financial outlooks, are not guarantees of future performance, and are subject to risks, uncertainties and assumptions that are difficult to predict, including those incorporated by reference into the “Risk Factors” section of this Form 10-Q. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors may impact our operations or results. New risks may emerge from time to time. Past financial or operating performance is not necessarily a reliable indicator of future performance. Given these risks and uncertainties, we can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them does occur, what impact such event will have on our results of operations and financial condition. Our actual results could differ materially and adversely from those expressed in any forward-looking statement in this Form 10-Q or in our other filings with the SEC.

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

Except as required by law, we undertake no obligation to revise our forward-looking statements, including financial outlooks, to reflect events or circumstances that arise after the filing date of this Form 10-Q or the respective dates of documents incorporated into this Form 10-Q by reference that include forward-looking statements. Therefore, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in these forward-looking statements.

Business Overview

We are a biopharmaceutical company dedicated to developing new standards of care for individuals living with rare diseases. As described below, we, through our subsidiary Aegerion, develop and commercialize two rare disease products, metreleptin and lomitapide. During the three months ended March 31, 2019, net revenues from sales of metreleptin and lomitapide totaled $32.2 million, of which $20.5 million was derived from prescriptions for metreleptin and lomitapide written in the U.S., and $11.7 million was derived from prescriptions written for and royalties on sales of metreleptin and lomitapide outside the U.S.

As of March 31, 2019, we had approximately $51.9 million in cash and cash equivalents, of which $41.8 million was held and controlled by our subsidiary Aegerion. Aegerion has a significant level of indebtedness, consisting as of March 31, 2019 of (1) approximately $302.5 million principal amount of 2.0% convertible senior notes due August 15, 2019 (the “Convertible Notes”), (2) $74.4 million in remaining outstanding principal (including paid in kind fees and interest) under Aegerion’s secured term loans (the “Bridge Loans”), which mature on June 30, 2019, and (3) approximately $35.7 million principal amount of existing secured term loan owed by Aegerion to Novelion (the “Intercompany Loan”), which has been eliminated in consolidation. These loan arrangements involve certain restrictions, including with respect to cash usage, as further described in the “Recent Corporate and Securities Transactions” section in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In November 2018, at the time Aegerion entered into the bridge credit agreement (the “Bridge Credit Agreement”) for the Bridge Loans, we announced that Aegerion had engaged advisors (who advised on the Bridge Loans) to, among other things, undertake a comprehensive review of Aegerion’s capital structure, and that Novelion and Aegerion have engaged advisors, respectively, to independently explore and advise each respective company on all available financial and strategic options available to it, such as a restructuring of Aegerion’s Convertible Notes (including a restructuring that would likely involve a debt for equity exchange, which would be highly dilutive to existing Novelion shareholders), a sale or merger of Novelion or Aegerion, or the sale or other disposition of certain businesses or assets (any of which, along with the failure to execute one or more transactions, is likely to cause Aegerion, and may cause Novelion, to seek the protections of applicable bankruptcy laws allowing for corporations to seek to restructure their debts and other affairs under a reorganization) (which collective review we refer to as our review of “strategic alternatives”). The costs of these and other advisors is expected to be significant. In addition, to resolve certain DOJ and SEC investigations regarding Aegerion’s U.S. commercial activities and disclosures related to JUXTAPID, Aegerion is, among other obligations, required to pay approximately $40.1 million in civil penalties, restitution and settlement amounts (plus interest) over three years, of which $29.3 million remains outstanding at March 31, 2019. See the “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” section and Note 14, Commitments and Contingencies, in the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Our ability to continue as a going concern, and correspondingly to execute on our business plan and strategy, is dependent upon our ability to undertake a comprehensive recapitalization or restructuring of all or substantially all of Aegerion’s outstanding debt as it matures and/or undertake such other strategic alternative. As a result, our primary goal, along with the product-related business plans and objectives described in this Form 10-Q, is to successfully complete the review of strategic alternatives and consummate a transaction or series of transactions to achieve the objectives set forth in the immediately preceding sentence. Our ability to identify and complete such a strategic alternative is highly speculative.

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

In the near-term, we expect that the substantial majority of our revenues will continue to be derived from sales of MYALEPT and JUXTAPID in the U.S and MYALEPTA in key markets in the EU, subject to receipt of pricing and reimbursement approvals in such markets at levels that are acceptable to us. We also expect to generate revenues from (i) sales of both products in those countries outside the U.S. in which we have received or expect to receive marketing approval, are able to obtain pricing and reimbursement approval at acceptable levels, and elect to commercialize the products, (ii) sales of both products in a limited number of other countries where they are, or may in the future be, available on a named patient sales basis as a result of approvals in the U.S. or EU, and (iii) royalties on sales of our products by our licensees and potential milestone payments. We expect that in the near-term, our largest sources of revenues after the U.S., on a country-by-country basis, will be, revenue from Japan, mainly consisting of the upfront payment and milestone payment from the License Agreement (as defined later), and sales of MYALEPTA in Germany. As a result of the license agreement with Recordati, as described above, we have received and expect to receive licensing revenues, in the form of the $25.0 million upfront payment and a $5.0 million milestone payment related to the transfer of the JUXTAPID Japan marketing authorization, in 2019. We have had, and expect to continue to have, named patient sales of metreleptin in Brazil, Colombia, Argentina, Turkey and a select number of other key markets. We expect net revenues from named patient sales to fluctuate significantly quarter-over-quarter given that named patient sales are derived from unsolicited requests from prescribers. In some countries, including Brazil, orders for named patient sales are for multiple months of therapy, which can lead to fluctuation in sales depending on the ordering pattern.

We expect that our near-term efforts will be focused on the following:

•
restructuring or refinancing all or substantially all of Aegerion’s outstanding debt (including a restructuring that would likely involve a debt for equity exchange, which may be highly dilutive to existing Novelion shareholders) or other available and viable strategic alternatives;

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

•
gaining market acceptance in the other countries where we are commercializing lomitapide or where we may in the future receive approval to commercialize lomitapide despite the availability of PCSK9 inhibitor products in many of these countries;

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

•
Aegerion complying with the various agreements and judgments (including the criminal probation) entered into with the DOJ and SEC in September 2017 (the “Settlement”), and subsequently, and Aegerion's criminal sentencing in January 2018, including the payment of approximately $29.3 million remaining in civil penalties, restitution and settlement amounts (plus interest) through the first quarter of 2021 and satisfying its obligations under a civil settlement agreement with the DOJ, separate civil settlement agreements with multiple U.S. states, a final judgment entered in connection with a complaint filed by the SEC, a deferred prosecution agreement with the DOJ (the “DPA”), which is scheduled to end in September 2020, a five-year corporate integrity agreement with the Office of Inspector General of the Department of Health and Human Services (the “DHHS”), which is scheduled to end in September 2022, and civil consent decree with the FDA and the DOJ relating to the JUXTAPID Risk Evaluation and Mitigation Strategy (“REMS”) program, which took effect on March 20, 2019, and managing other ongoing government investigations and related matters pertaining to its products;

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

Investigations and Legal Proceedings

As noted above, Aegerion has been the subject of certain investigations and other legal proceedings (some of which remain ongoing), including investigations of Aegerion’s marketing and sales activities of JUXTAPID by the DOJ and the SEC, and an investigation by federal prosecutors in Brazil to determine whether there have been violations of Brazilian laws related to the sales of JUXTAPID. Aegerion entered the Settlement with the DOJ and the SEC in September 2017 that required Aegerion, in addition to paying certain penalties and Settlement amounts, to plead guilty to two misdemeanor misbranding violations of the Food, Drug and Cosmetics Act and to enter into a three-year DPA with regard to a charge that it engaged in a conspiracy to violate the Health Insurance Portability and Accountability Act (“HIPAA”), and to enter into a Consent Decree with the FDA regarding the JUXTAPID REMS Program. Aegerion was sentenced by the U.S. District Court on January 30, 2018 after the judge accepted Aegerion’s guilty criminal plea. Under the terms of the Settlement, including the sentence, Aegerion was required to pay approximately $40.1 million in aggregate penalties, plus interest, over three years, including $7.2 million of restitution, a civil penalty of $4.1 million to be paid to the SEC pursuant to an SEC Judgment, and $28.8 million (including $2.7 million designated for certain states), to be paid pursuant to the Civil Settlement Agreement, which has been and continues to be a significant financial burden given Aegerion’s financial condition, and also is required to comply with a series of ongoing compliance obligations. Aegerion has made the required Settlement payments on the respective payment due dates. As of March 31, 2019, the total outstanding Settlement payment due was $29.3 million. On March 20, 2019, the Court entered the FDA Consent Decree. See Note 14, Commitments and Contingencies, in the Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding these investigations and legal proceedings.

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

Intercompany Loan

In connection with the entry into the Shareholder Term Loan Agreement, on March 15, 2018 Aegerion and Novelion entered into an amended and restated senior secured term loan agreement, which has a maturity date of July 1, 2019 (the “Amended and Restated Intercompany Loan Agreement”), which amends and restates the secured loan facility between Aegerion and Novelion that was first entered into in connection with the Intercompany Loan prior to the Merger. As of March 31, 2019, the principal amount owing from Aegerion to Novelion under the Intercompany Loan was approximately $35.7 million. The Intercompany Loan is not subordinated to the Roll Up Loans and the Bridge Lenders have agreed not to challenge $19.4 million of the Intercompany Loan amount outstanding as of March 31, 2019. Under the terms of the Bridge Intercreditor Agreement (as defined below), the liens securing the Roll Up Loans rank junior to the liens securing the Intercompany Loan. The Intercompany Loan has been eliminated in the Unaudited Condensed Consolidated Financial Statements.

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

In connection with, and as a condition to, Aegerion’s entering into the Bridge Credit Agreement, Novelion, as lender under the existing Amended and Restated Intercompany Loan Agreement consented to Aegerion’s incurrence of the Bridge Loans and the repayment of the Shareholder Term Loans, and amended the Amended and Restated Intercompany Loan Agreement (the “Consent and Amendment”). Novelion also agreed to subordinate the Intercompany Loan to the New Money Loans pursuant to a subordination agreement with the Bridge Lenders and Bridge Agent (the “Bridge Intercreditor Agreement”). Under the terms of the Bridge Intercreditor Agreement, the New Money Loans and the liens securing the New Money Loans are senior to the liens securing the Intercompany Loan. The Intercompany Loan is not subordinated to the Roll Up Loans and the Bridge Lenders have agreed not to challenge $19.4 million of the Intercompany Loan amount outstanding as of March 31, 2019. Under the terms of the Bridge Intercreditor Agreement, the liens securing the Roll Up Loans rank junior to the liens securing the Intercompany Loan. The Intercompany Loan has been eliminated in the Unaudited Condensed Consolidated Financial Statements.

License Agreement

On February 5, 2019, Aegerion entered into the license agreement (the “License Agreement”) with Recordati for the commercialization of JUXTAPID in Japan. Under the terms of the License Agreement, and subject to the conditions set forth therein, Aegerion granted to Recordati an exclusive license in Japan, with the right to grant sub-licenses, to manufacture and commercialize JUXTAPID, for the current marketed indication for HoFH. During the term of the License Agreement, Recordati also has an exclusive right of first negotiation to any new indications for JUXTAPID in Japan that may be developed by Aegerion and the right to grant sub-licenses and to manufacture and commercialize JUXTAPID, under specific circumstances. For more details about the License Agreement, including the allocations of proceeds received from the transaction and restrictions on Aegerion’s use of such proceeds, refer to Note 3, License Agreement and Note 8, Loan Facilities, in the Unaudited Condensed Consolidated Financial Statements.

Financial Overview

•
Net revenues totaled $32.2 million for the three months ended March 31, 2019, compared to $27.5 million for the three months ended March 31, 2018. Net revenues were primarily generated from sales of metreleptin and lomitapide; approximately 2% of net revenues were derived from royalties on sales of metreleptin and lomitapide made by our sublicensees in the EU and other territories for the three months ended March 31, 2019 and 2018. The increase in revenues was primarily driven by the increase in the sales of metreleptin in Germany and the U.S. Refer to further discussion in “Results of Operations” below.

•
Cost of product sales totaled $15.2 million for the three months ended March 31, 2019, representing costs of selling metreleptin and lomitapide, as well as the royalties cost and the intangible asset amortization recorded for the period. The cost of product sales increased $1.7 million, from $13.5 million for the three months ended March 31, 2018. The increase was primarily attributed to higher stability testing costs and higher supply chain costs, as well as a higher royalty rate on U.S. sales of metreleptin, partially offset by lower inventory cost basis compared to the three months ended March 31, 2018.

•
Selling, general and administrative (“SG&A”) expenses increased from $23.7 million in the three months ended March 31, 2018 to $26.0 million in the three months ended March 31, 2019. The increase during the three months ended March 31, 2019 was driven by approximately $12.4 million higher spending in legal, financial advisor, restructuring advisor and consulting fees incurred in connection with our ongoing strategic alternatives review, as well as the $1.5 million fees incurred to extend the maturity date of the Bridge Loans, which are considered as non-ordinary course expenses. During the three months ended March 31, 2019, the total amount of such fees was approximately $13.9 million. We expect these costs will continue to be significant in the near future. The SG&A expenses incurred during our ordinary course of business were $12.1 million during the three months ended March 31, 2019, and the decrease of such ordinary course expense compared to the three months ended March 31, 2018 was primarily the result of cost saving efforts implemented in late 2018 and the delay of certain ordinary course projects and initiatives to later in the year.

•
Research and development (“R&D”) expenses decreased from $11.8 million in the three months ended March 31, 2018 to $6.9 million in the three months ended March 31, 2019. The decrease during the three months ended March 31, 2019 was primarily driven by the lower employee-related expenses and outsourced services spending as a result of the cost saving efforts and the delay of certain ordinary course projects and initiatives to later in the year, partially offset by higher spending related to pharmacovigilance activities.

•
Interest expense, net increased from $10.9 million in the three months ended March 31, 2018 to $15.5 million, which includes $14.0 million of non-cash charges, in the three months ended March 31, 2019. The increase was primarily attributable to the accrued interest and the amortization of debt discount related to the loan facilities entered in November 2018, as well as the amortization of debt discount on the Convertible Notes.

•
Cash and cash equivalents totaled approximately $51.9 million as of March 31, 2019, of which $41.8 million was held and controlled by our subsidiary Aegerion. We had $8.2 million of net cash inflows from operating activities in the three months ended March 31, 2019, primarily attributable to the $25.0 million upfront payment received from the License Agreement with Recordati, offset by the payments incurred in connection with operating activities, as well as a decrease in net loss including the effect of non-cash items compared to the three months ended March 31, 2018.

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

While our significant accounting policies are more fully described in Note 2 - Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements appearing in the “Consolidated Financial Statements and Supplementary Data” section of our 2018 Form 10-K, we believe that the accounting policy related to revenue recognition is the most critical to aid you in fully understanding and evaluating our reported financial results, and affecting the more significant judgments and estimates that we use in the preparation of our Consolidated Financial Statements.

Revenue Recognition

Our accounting policy for revenue recognition will have a substantial impact on reported results and relies on certain estimates, which include the estimates of government rebates, prompt payment discounts and distribution service fees related to the sales of our products.

Product Sales Revenues

We recognize revenue from sales of metreleptin and lomitapide at the point in time when control transfers, typically upon transfer of product to the carrier or delivery of product to customers. Revenue is recognized net of estimated discounts, rebates, and any taxes collected from customers which are subsequently remitted to governmental authorities. Payment terms vary by contract, but payment is typically due within 30 to 120 days of delivery to the customer. Generally, the period between when we transfer or deliver the products and when payments are received is one year or less; as such, we deem it unnecessary to assess whether a significant financing component exists and do not adjust the transaction price for the time value of money.

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

On February 5, 2019, Aegerion entered into a license agreement with Recordati for the commercialization of JUXTAPID® in Japan. Refer to Note 3, License Agreement, in the Unaudited Condensed Consolidated Financial Statements for further discussion and the revenue recognition related to this transaction.
Recently Issued and Recently Adopted Accounting Standards
See Note 1, Description of Business and Basis of Presentation, in the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recently adopted and new accounting pronouncements.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

The following table summarizes the results of our operations for each of the three-month periods ended March 31, 2019 and 2018, together with the changes in those items in thousands of dollars and as a percentage:

	Three Months Ended March 31,
	2019	2018	$ Increase / (Decrease)	% Change
	(in thousands)
Net revenues	$32,200	$27,484	$4,716	17%
Cost of product sales	15,219	13,505	1,714	13%
Operating expenses:
Selling, general and administrative	26,035	23,689	2,346	10%
Research and development	6,934	11,766	(4,832)	(41)%
Total operating expenses	32,969	35,455	(2,486)	(7)%
Loss from operations	(15,988)	(21,476)	(5,488)	(26)%
Interest expense, net	(15,510)	(10,886)	4,624	42%
Other expense, net	(560)	(307)	253	82%
Loss before provision for income taxes	(32,058)	(32,669)	(611)	(2)%
Benefit from (provision for) income taxes	211	(159)	(370)	(233)%
Net loss	$(31,847)	$(32,828)	$(981)	(3)%

Net Revenues

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Metreleptin	$17,979	$14,094
Lomitapide	14,221	13,390
Total net revenues	$32,200	$27,484

Net revenues for the first quarter of 2019 were primarily generated from net product sales of metreleptin and lomitapide. Approximately 2% of net revenues were derived from royalties on sales of metreleptin and lomitapide made by our sublicensees in the EU and other territories.

We expect that in the near-term, our largest sources of revenues after the U.S., on a country-by-country basis, will be, revenue from Japan, mainly consisting of the upfront payment and milestone payment from the License Agreement with Recordati, and sales of MYALEPTA in Germany. We have had, and expect to continue to have, named patient sales of metreleptin in Brazil, Colombia, Argentina and a select number of other key markets, including France and Turkey. In the EU, we expect revenues for MYALEPTA from certain of these markets to convert to commercial sales if we receive pricing and reimbursement approvals in the countries in the EU. We also provide free product to a meaningful number of GL and PL patients in key EU markets and would expect to convert those patients to commercial patients if we receive pricing and reimbursement approvals in these markets. We expect net revenues from named patient sales to fluctuate significantly quarter-over-quarter given that named patient sales are derived from unsolicited requests from prescribers. In some countries, including Brazil, orders for named patient sales are for multiple months of therapy, which can lead to fluctuation in sales depending on the ordering pattern.

Metreleptin

We generated revenues from net sales of metreleptin of approximately $18.0 million for the three months ended March 31, 2019, compared to $14.1 million for the three months ended March 31, 2018. The increase of $3.9 million was primarily attributable to a $1.6 million increase in the U.S., $2.7 million increase in Germany, $0.8 million increase in Israel and France, partially offset by a $1.2 million decrease in Brazil. Increased revenues in the U.S. was primarily due to a higher number of shipments during the first quarter of 2019, in addition to a price increase effective January 1, 2019. Revenues in Germany increased during the three months ended March 31, 2019 due to a higher number of orders during the period, specifically, attributable to the launch of MYALEPTA in November 2018. Revenues in France and Israel increased during the three months ended March 31, 2019 due to a higher number of orders during the period. During the three months ended March 31, 2019, there was no sales order in Brazil, as the order that was placed in the fourth quarter of 2018 provided product for patients’ treatment during the first half of 2019.

Future net revenues of metreleptin are highly dependent on our ability to continue to find GL patients, to obtain regulatory approvals of metreleptin in certain non-U.S. markets for GL and PL based on the MYALEPTA data package, to secure approval of PL in the U.S., to find PL patients in the EU and other markets where the PL indication may be approved, to continue to build market acceptance for MYALEPT in the U.S., to build market acceptance in the EU, and obtaining pricing and reimbursement approvals in key markets in the EU, in addition to successfully launching MYALEPTA in the EU. In addition, we will continue to pay significant Medicaid rebates for MYALEPT, which will have a negative impact on U.S. net revenues in future periods. The degree of such impact on our overall financial performance will depend on the percentage of MYALEPT patients that have Medicaid as their primary insurance coverage and the quantity of units ordered per patient.

Lomitapide

We generated revenues from net sales of lomitapide of approximately $14.2 million for the three months ended March 31, 2019, compared to $13.4 million for the three months ended March 31, 2018. The period-over-period increase of $0.8 million was primarily attributable to the increase in revenues in the U.S. and Japan. The increased revenues in the U.S. was primarily attributable to a price increase effective January 1, 2019, offset by a decline in shipments as a result of the number of patients who discontinued lomitapide therapy. The increased revenues in Japan during the first quarter of 2019 were primarily due to an increasing number of patients on treatment compared to the three months ended March 31, 2018.

Future net revenues of lomitapide may be negatively affected by the availability of PCSK9 inhibitor products, in addition to the risks set forth above, in which the impact may be marginally offset in part as a result of a comparably positioned HoFH treatment having been withdrawn from the U.S. market in the second quarter of 2018. 2019 net revenues from Japan are expected to be significantly higher than 2018 due to the anticipated recognition of revenue of $30.0 million of upfront and milestone payments, net of 60% of net sales benefit to Recordati, under the License Agreement with Recordati. Aside from these revenues and the receipt of possible commercial-based milestone payments, future net revenues of lomitapide from Japan are expected to decrease as a result of the License Agreement as we will recognize royalty revenues on product sales rather than product revenues.

Cost of Product Sales

During the three months ended March 31, 2019, cost of product sales, which primarily consist of cost of producing products, royalties on sales and amortization of intangible assets, increased by $1.7 million to $15.2 million, compared to $13.5 million during the three months ended March 31, 2018. The increase was primarily attributed to higher stability testing costs and higher supply chain costs, as well as a higher royalty rate on U.S. sales of metreleptin, partially offset by a lower inventory cost basis compared to the three months ended March 31, 2018.

Selling, General and Administrative Expenses

During the three months ended March 31, 2019, SG&A expenses increased by $2.3 million to $26.0 million, compared to $23.7 million during the three months ended March 31, 2018. The increase during the first quarter of 2019 was driven by approximately $12.4 million higher spending in legal, financial advisor, restructuring advisor and consulting fees incurred in connection with our ongoing strategic alternatives review, as well as the $1.5 million fees incurred to extend the maturity date of the Bridge Loans, which are considered as non-ordinary course expenses. During the three months ended March 31, 2019, the total amount of such fees was approximately $13.9 million. We expect these costs will continue to be significant in the near future. The SG&A expenses incurred during our ordinary course of business were $12.1 million during the three months ended March 31, 2019, and the decrease of such ordinary course expense compared to the three months ended March 31, 2018 was primarily the result of cost saving efforts implemented in late 2018 and the delay of certain ordinary course projects and initiatives to later in the year.

Research and Development Expenses

During the three months ended March 31, 2019, R&D expenses decreased by $4.9 million to $6.9 million, compared to $11.8 million during the three months ended March 31, 2018. The decrease during the first quarter of 2019 was primarily driven by the lower employee-related expenses and outsourced services spending as a result of cost saving efforts and the delay of certain ordinary course projects and initiatives to later in the year, offset by higher spending related to pharmacovigilance activities.

Interest Expense, net

Interest expense, net was $15.5 million during the three months ended March 31, 2019, an increase of $4.6 million compared to the three months ended March 31, 2018. The increase in interest expense in the three months ended March 31, 2019 was primarily attributable to the accrued interest and the amortization of debt discount related to the Bridge Loans, which were entered in November 2018, the amortization of debt discount on the Convertible Notes and, to a lesser degree, the interest due on amounts owed to the DOJ and SEC during the period. Interest expense includes non-cash components totaling $14.0 million and $9.2 million in the three months ended March 31, 2019 and 2018, respectively.

Other Expense, net

Other expense, net was $0.6 million during the three months ended March 31, 2019, an increase of $0.3 million compared to the three months ended March 31, 2018. The increase in expense was primarily due to higher loss from foreign currency transactions.

Benefit from (Provision for) Income Taxes

During the three months ended March 31, 2019, we had a benefit from income taxes of $0.2 million, compared to a provision for income taxes of $0.2 million in the three months ended March 31, 2018. The change during the first quarter of 2019 was primarily driven by the deferred tax benefit, which relates to the cumulative effect of foreign currency translation.

Liquidity and Capital Resources

During the three months ended March 31, 2019, we generated $32.2 million of net revenues and had $8.2 million in net cash inflows from operating activities, but incurred a net loss of $31.8 million. As of March 31, 2019, we had $51.9 million in cash and cash equivalents on hand, of which $41.8 million was held and controlled by our subsidiary Aegerion.

Cash proceeds from the revenues generated from sales of and other revenues from metreleptin and lomitapide have been insufficient to finance Aegerion’s operating and capital expenditures and, as such, Aegerion has incurred substantial debt, including $302.5 million principal amount of 2% Convertible Notes due August 15, 2019, the $74.4 million in outstanding principal (including paid in kind fees and interest) under the Bridge Loans and the $35.7 million outstanding Intercompany Loan as of March 31, 2019. Although we believe that the August 2018 Cost Reduction Plan, together with the funds from the New Money Loans, will provide Aegerion with sufficient financing to meet its immediate operational needs and obligations through June 30, 2019, we do not have sufficient cash to meet all of our other obligations, including the amounts due to be paid to the Bridge Lenders on June 30, 2019 and the amounts due to be paid at maturity of the Convertible Notes on August 15, 2019. There is no guarantee that Aegerion will be able to successfully refinance or restructure its debt, or that either Novelion or Aegerion will be able to otherwise raise capital to continue to operate as a standalone business, all of which is highly speculative. These debt arrangements are described in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Corporate and Securities Transactions” section of this Form 10-Q and impose restrictions on Novelion’s and Aegerion’s operations and use of cash.

Under the terms of the Bridge Credit Agreement and the Bridge Intercreditor Agreement, Aegerion is prohibited from making, and Novelion is prohibited from accepting, certain payments, including as follows. The payment of principal and interest on the Intercompany Loan is subordinated to the prior payment in full of the New Money Loans, except that Aegerion may pay, and Novelion may accept, (i) interest, fees and reimbursements for costs paid in kind and compounded to the principal of the Intercompany Loan, (ii) principal prepayments in cash of $3.5 million on the Closing Date under the Bridge Credit Agreement and, subject to certain conditions, an amount equal to 42% of net proceeds in excess of $15.0 million received, and to be received, in connection with the License Agreement with Recordati, and (iii) reimbursement payments in cash for costs, fees and expenses incurred by Novelion in its capacity as lender under the Intercompany Loan, to the extent approved by the lenders under the Bridge Credit Agreement. Aegerion is prohibited from making, and Novelion, which has no other sources of cash or revenue, is prohibited from accepting, payments for shared services and shared costs without the consent of the Bridge Lenders under the terms of the Bridge Credit Agreement and the Bridge Intercreditor Agreement (as described below). In addition, there is no assurance that the Intercompany Loan will be paid in full upon maturity. Although the Bridge Lenders agreed not to challenge $19.4 million of the Intercompany Loan amount outstanding as of March 31, 2019, the treatment of such loan could be contested, including in connection with any strategic alternative that we might pursue.

In addition, as further described in Note 14, Commitments and Contingencies, in the Notes to Unaudited Condensed Consolidated Financial Statements, Aegerion entered into agreements with, among other state and federal agencies, the DOJ and the SEC in September 2017, and received a federal criminal sentence in January 2018, that collectively require Aegerion to pay approximately $40.1 million in civil penalties, restitution and settlement amounts (plus interest) over three years. Payments have reduced this liability to $29.3 million as of March 31, 2019.

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

Cash Flows

The following table summarizes the major sources and uses of cash and cash equivalents, on a consolidated basis, for the periods set forth below. As of March 31, 2019, we had $51.9 million in cash and cash equivalents on hand, of which $41.8 million was held and controlled by our subsidiary Aegerion.

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net cash provided by/(used in):
Operating activities	$8,150	$(22,731)
Investing activities	—	(208)
Financing activities	(3,005)	19,276
Effect of exchange rates on cash	1,620	216
Net increase (decrease) in cash and cash equivalents	$6,765	$(3,447)

Operating Activities

Net cash provided by operating activities totaled $8.2 million in the three months ended March 31, 2019 compared to net cash used in operating activities of $22.7 million in the three months ended March 31, 2018. The $30.9 million increase in operating cash inflows was primarily attributable to the $25.0 million upfront payment received from the License Agreement with Recordati, offset by the payments incurred in connection with operating activities, as well as a decrease in net loss including the effect of non-cash items compared to the three months ended March 31, 2018.

Investing Activities

During the three months ended March 31, 2018, cash flows used in investing activities totaled $0.2 million, primarily used for capital expenditures. During the three months ended March 31, 2019, there was no spending for capital expenditures.

Financing Activities

During the three months ended March 31, 2019, in connection with the extension of the maturity date for Aegerion’s New Money Loans, Aegerion repaid $3.0 million of New Money Loans principal, including an exit fee. During the three months ended March 31, 2018, sources of cash provided by the financing activities included gross proceeds from the Shareholder Term Loan Agreement of $20.0 million, which was entered in March 15, 2018, offset by the related issuance costs incurred.

Future Funding Requirements

As described above, there is no assurance that Aegerion will be able to repay, refinance or restructure its funded indebtedness upon maturity. Our ability to continue as a going concern is dependent upon our ability to undertake a comprehensive recapitalization or restructuring of all or substantially all of Aegerion’s outstanding debt as it matures and/or undertake such other strategic alternative, and our ability to do so is highly speculative. Our need and ability to undertake a strategic alternative that will provide us with capital in the near term, the size of any such capital infusion and the availability and terms of any such transaction, will depend on many factors, including:

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

•
the status of ongoing or recently concluded government investigations and lawsuits, such as the Settlement and the JUXTAPID Investigations, including relevant obligations, the disclosure of possible or actual outcomes, and the negative publicity surrounding such matters, and the costs associated with the resolution of these investigations and lawsuits, including the civil penalties, restitution and settlement amounts discussed in Note 14, Commitments and Contingencies, in the Notes to Unaudited Condensed Consolidated Financial Statements and the cost of implementation and complying with the CIA, the DPA, and the FDA Consent Decree and criminal probation terms;

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

Not applicable.

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

Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of March 31, 2019 were not effective due to the material weakness in our internal control over financial reporting, as we did not design and maintain sufficiently precise or effective review and approval controls over the forecasts used to develop management estimates, including those related to balances acquired in the Aegerion business combination that occurred during fiscal year 2016. Notwithstanding the material weakness in our internal control over financial reporting, the Unaudited Condensed Consolidated Financial Statements are fairly presented, in all material respects, and our financial position, results of operations and cash flows for the periods presented are in conformity with GAAP.

Plan for Remediation of Material Weakness

While we have implemented a number of remediation efforts over the course of 2017 and 2018 with respect to the material weakness, we have not completely remediated the material weakness in connection with our assessment of internal control over financial reporting as of March 31, 2019. As a result, management concluded that we did not maintain effective internal control over financial reporting as of March 31, 2019.

We are committed to remediate the control deficiencies that constituted the material weakness described above. Management is responsible for implementing changes and improvements to our internal control over financial reporting and for remediating the control deficiencies that gave rise to the material weakness. Our remediation efforts to date, summarized below, are intended to address the identified material weakness and enhance our overall financial control environment:

•	Enhanced our procedures and controls over the assessment, determination and documentation of management’s assumptions and estimates used in forecasts

•	Enhanced our management review controls over management’s judgments process

•	Engaged a third-party firm to assist the Company in updating its forecast, budget and long-range plan

We believe that our remediation plan will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting. As we continue to evaluate, and work to improve, our internal control over financial reporting, management may determine that additional measures to address control deficiencies or modifications to the remediation plan are necessary. We cannot assure you, however, when we will remediate such weaknesses, nor can we be certain whether additional actions will be required or the costs of any such actions. Moreover, we cannot assure you that additional material weaknesses will not arise in the future.

Changes to Internal Control over Financial Reporting

Except for the continuing remediation efforts of the previously identified material weakness, there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.        Legal Proceedings

See Note 14, Commitments and Contingencies, in the Notes to Unaudited Condensed Consolidated Financial Statements for information regarding our legal proceedings.

Item 1A.     Risk Factors

As of the date of the filing of this Form 10-Q, there have been no material changes to our risk factors as last reported under Item 1A of our 2018 Form 10-K. The risks described in the 2018 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem not to be material also may materially adversely affect our business, products, financial condition and operating results.

Item 6.        Exhibits

10.1*#	License Agreement, dated February 5, 2019, by and between Aegerion Pharmaceuticals, Inc. and Recordati Rare Diseases Inc.
10.2*	Novelion Therapeutics Inc. Amended and Restated Key Executive Incentive Plan
31.1*	Certification pursuant to Rule 13a-14(a)/15(d)-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Principal Executive Officer.
31.2*	Certification pursuant to Rule 13a-14(a)/15(d)-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Principal Financial Officer.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Principal Executive Officer.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Principal Financial Officer.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith
# Certain information in this exhibit was omitted by means of redacting a portion of the text and replacing it with “[***]”. Novelion Therapeutics Inc. has determined that the omitted information (i) is not material and (ii) would be competitively harmful if publicly disclosed.
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVELION THERAPEUTICS INC.
(Registrant)

Date: May 7, 2019	By:	/s/ Benjamin Harshbarger
Benjamin Harshbarger
Principal Executive Officer

Date: May 7, 2019	By:	/s/ Michael D. Price
Michael D. Price
Principal Financial Officer